Form 10-K
period 1993-12-31
ADIENCE INC
filed 1994-04-04
CIK 846972

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark one)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                                 ------------

                                      OR

[_]       TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                                               ---------------

For the six month periods ended December 31 and June 30, 1993  Commission File
                                                               No.  1-10379

                                ADIENCE, INC.
           (Exact name of registrant as specified in the charter.)

     Delaware                                         14-1671486
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification Number)

                            1305 Grandview Avenue
                       Pittsburgh, Pennsylvania  15211
            (Address of registrant's principal executive offices)

      Registrant's telephone number, including area code:  412-381-2600

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value, $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes ___   No X .
                                                          ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
           ---
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes X   No ___.
                           ---
     The registrant estimates that as of March 29, 1994 the aggregate market value of the shares of its Common Stock held by non-affiliates of the registrant was approximately $3.2 million.

     As of March 29, 1994, 10,000,000 shares of Common Stock of the registrant were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------


                                                                   Form 10-K
Document                                                          Part Number

Proxy Statement filed pursuant to                                     III
Regulation 14(A) in connection with
registrant's 1994 annual meeting of
shareholders

                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
PART I           Item 1.       Business                                     1

                 Item 2.       Properties                                  10

                 Item 3.       Legal Proceedings                           12

                 Item 4.       Submission of Matters
                               to a Vote of Security Holders               13

PART II          Item 5.       Market for Registrant's Common
                               Equity and Related Stockholder
                               Matters                                     13

                 Item 6.       Selected Financial Data                     14

                 Item 7.       Management's Discussion and
                               Analysis of Financial Condition
                               and Results of Operations                   17

                 Item 8.       Financial Statements and
                               Supplementary Data                          27

                 Item 9.       Changes in and Disagreements
                               with Accountants on Accounting
                               and Financial Disclosure                    57

PART III         Item 10.      Directors and Executive Officers
                               of the Registrant                           57

                 Item 11.      Executive Compensation                      57

                 Item 12.      Security Ownership of Certain
                               Beneficial Owners and Management            57

                 Item 13.      Certain Relationships and Related
                               Transactions                                57

PART IV          Item 14.      Exhibits, Financial Statement
                               Schedules, and Reports on Form
                               8-K                                         58

                               Signatures                                  62

                               TABLE OF CONTENTS
                               -----------------
                                  (Continued)

                                                                          Page
                 Schedule II   Amounts Receivable from Related
                               Parties and Underwriters, and
                               Employees other than Related
                               Parties                                     68

                 Schedule IV   Indebtedness of and to Related
                               Parties--Not Current                        70

                 Schedule V    Property, Plant and Equipment               71

                 Schedule VI   Accumulated Depreciation,
                               Depletion and Amortization of
                               Property, Plant and Equipment               72

                 Schedule VIII Valuations and Qualifying Accounts          73

                 Schedule IX   Short-Term Borrowings                       74

                                    PART I

Item 1.  Business

     Adience, Inc. ("Adience," and together with its subsidiaries, the "Company") is engaged in the manufacture, sale, installation and maintenance of specialty refractory products through its Heat Technology Division. Refractory products, which are made primarily from fireclays and minerals such as bauxities and aluminas, are used in virtually every industrial process requiring heating or containment at a high temperature of a solid, liquid or gas. Iron and steel producers use Adience's products in various types of iron and steel making furnaces, in coke ovens and in iron and steel handling and finishing operations. Adience also provides installation and maintenance services in connection with its specialty refractory products to the steel, aluminum, glass, petrochemical and other non-ferrous industries. See "Operations of Adience" below.

     The Company is also engaged, through its 80.3%-owned subsidiary, Information Display Technology, Inc. ("IDT"), in the manufacture, sale and installation of writing, projection and other visual display surfaces; customer cabinetry, work station and conference center casework; and architectural composite panels for building exteriors. See "Operations of Information Display Technology" below.

     The "Industry Segment Data" note to the Company's consolidated financial statements contained in Item 8 sets forth historical information concerning the net revenues and operating profit by, and identifiable assets attributable to, each of the Company's segments.

Operations of Adience

     Adience's Heat Technology Division consists of four refractory units:
BMI, J.H. France, Findlay and Furnco. Through BMI and J.H. France (acquired in 1985 and 1987, respectively), the Heat Technology Division engages in the manufacture, sale, installation and maintenance of specialty unformed refractory products and bricks, which must be replaced, in many cases, as often as several times a day. Refractory products are ceramic materials used as insulation on surfaces that are exposed to high temperatures, such as from contact with molten metals or steam. Through Findlay (acquired in 1989), the Heat Technology Division manufactures and sells specialty refractory block used in the production of glass and glass products. Through Furnco, the Heat Technology Division is engaged in the rebuilding, repair and maintenance of coke ovens.

     Adience has elected to focus on the specialty material sector, rather than the commodity sector, of the refractory industry and estimates that it is one of the largest producers of specialty refractory products for ironmaking applications. See "Refractory Products and Services" below.

     Adience's wholly-owned subsidiary, Adience Canada, Inc. ("Adience Canada"), owns and operates its own headquarters and refractory manufacturing facility in Ontario, Canada, from where it markets Adience's full range of products throughout Canada.

     Background of Adience

     Adience was incorporated in the State of Delaware in 1985 for the purpose of acquiring BMI, Inc. ("BMI"), a private company principally engaged in the refractory and information display product businesses. From 1986 through 1990, Adience made a number of acquisitions in these and other lines of business. In 1991, Adience determined to streamline and consolidate its overall business by disposing of operations outside its core refractory and information display product businesses and by selling unprofitable operations within such core businesses.

     In its refractory business, certain Texas operations, which were part of the original BMI, were sold in May 1991. In July 1991, Adience sold its heating and ventilation duct connector business, which was also part of the original BMI operation. In August 1991, Adience sold its Utah electrical and construction contracting business, originally acquired in 1990. In November 1991, Adience sold its Entec operations (engineering and construction of heat exchange devices), which were acquired in June 1988.

     In 1992, Adience sold its Geotec operations (caisson design and construction and environmental testing services) and Hotworks operations (preheating services to refractory maintenance companies), which were acquired in September 1988 and July 1990, respectively. In 1993, Adience sold its Los Angeles operations.

     In the information display product area, Adience's 80.3%-owned subsidiary, IDT, sold its "EHB" operations (catalog sales for the office market) in February 1992, which had been acquired in 1986. In 1993, IDT sold its Kensington Lighting operation. See "Operations of Information Display Technology" below.

     On February 22, 1993, Adience filed a prepackaged plan of reorganization (the "Prepackaged Plan") under Chapter 11 of the Bankruptcy Code, which was confirmed by the United States Bankruptcy Court for the Western District of Pennsylvania on May 4, 1993 and consummated on June 30, 1993. The filing was precipitated by a combination of firstly, an overall decline in the demand for refractory products and services in 1991 and 1992 caused by a decrease in the production of refractory using industries in the United States, particularly steel, and secondly, losses from discontinued operations. The Prepackaged Plan reduced the long-term debt of Adience by exchanging $66 million aggregate principal amount of 15% Senior Subordinated Reset Notes for $49 million aggregate principal amount of new 11% Notes, plus common stock representing 55% of the outstanding common stock of Adience. IDT does not guarantee the 11% Senior Secured Notes issued by Adience under the reorganization plan and IDT did not itself file a plan of reorganization under Chapter 11 of the Bankruptcy Code. IDT is a guarantor of Adience's loan from Congress Financial Corporation (see Liquidity and Sources of Capital).

     After emerging from the reorganization proceeding, Adience adopted fresh start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The application of fresh start reporting is set forth in greater detail in the Notes to Adience's Consolidated Financial Statements.

     Refractory Products and Services

     The Heat Technology Division primarily manufactures unformed refractory materials. Through its J.H. France operation, the Division also manufactures specialty refractory brick and through the Findlay operation, specialty refractory block. Adience does not focus on the commodity brick market, which are primarily standard pre-formed bricks, and instead focuses on specialty refractory products which are custom designed and often shaped on site to customer requirements. The largest consumer of Adience's refractory products and services is the basic iron and steel industry, followed by the aluminum, glass, petrochemical, cement and cogeneration industries. Adience's products and services are used principally in the production of iron. Adience also performs refractory product installation services on coke ovens. Because of the high temperatures involved in the transportation of molten iron, the coking of coal in coke ovens and the melting or transportation of other non-ferrous materials, the equipment employed in such processes must have linings made of refractory products. These linings deteriorate and must be repaired frequently or replaced as part of regular plant maintenance.

     In addition to linings, Adience also manufactures blast furnace taphole plugs made from refractory materials. These plugs must be replaced eight to 12 times during a typical full production day. Adience is a major supplier in the United States of such blast furnace taphole plugs, according to internal market data. To expand the scope and value of its services, Adience also provides general plant maintenance services related to refractory products either in specific areas or plant-wide.

     From 1985 through 1990, Adience experienced significant growth in demand for its specialty refractory products and services. This resulted largely from increasing reliance by the steel industry during this period on the services of outside contractors such as Adience for plant-wide maintenance work, due in part to the lower labor costs maintained by outside contractors. Additionally, steel producers sought to avoid the high overhead associated with carrying the trained personnel and specialized equipment needed for this work.

     In 1991, Adience experienced a significant decline in demand for its specialty refractory products and services. This resulted primarily from the most serious downturn in the steel industry since the early 1980's coupled with contraction in non-steel industries served by Adience. In the steel industry, one effect of the downturn was increased pressure from the steelworkers union to retain refractory installation work which in the past had been performed by Adience. With the reduction in such work, Adience has been more dependent upon refractory materials sales, which are more price competitive.

     Manufacturing

     The manufacturing process for specialty refractory products involves the mixing and kiln firing of various raw materials, particularly fireclays and minerals such as bauxites and aluminas. Adience operates seven refractory product manufacturing plants located near major industrial centers in the United States and Canada. Predominantly all of the refractory products sold by Adience are manufactured in its own plants. Adience custom designs the refractory products it manufactures for specific applications.

     To better serve the Canadian market, a refractory manufacturing plant was built in Canada by BMI in 1981, and is currently owned and operated by Adience Canada. In November 1989, Adience acquired all of the stock of Cardinal Refractories, Inc. which was engaged in the building, maintenance and repair of refractory-consuming facilities in Canada. In January 1991, Cardinal Refractories, Inc. was merged into Adience Canada.

     Raw Materials

     Adience utilizes more than one hundred different raw materials which come from a variety of sources, the majority of which are obtained within the United States. Some of the more important raw materials are alumina, including high purity alumina, bauxite and brown fused alumina; silicon carbide; calcium aluminate cements; and clays. The number of sources of supply varies with each raw material. Adience management believes that it is not dependent in its manufacturing processes on any one source of supply, such that discontinuation of production by any one supplier would seriously jeopardize Adience's competitive position.

     Installation and Maintenance

     Adience installs and maintains linings made of specialty refractory products by one of the following processes: guniting, grouting, pumping, ramming, casting of unformed materials and laying of brick.

     "Guniting" is a process by which granulated refractory products are mixed with water and applied to surfaces through the use of a pneumatic spray gun. In the related process known as "grouting," refractory material is applied to a furnace lining through apertures in the furnace wall without interrupting the normal operation of the furnace. Guniting and grouting are relatively inexpensive methods for maintaining a brick refractory lining and thereby avoiding a major rebuild which involves a substantial capital outlay and lengthy downtime for the furnace. The guniting installation technique requires highly skilled crews and specialized equipment.

     In the "pumping" process, the refractory product is pumped directly into the refractory lining and cast in a removable mold. In the "ramming" process, a refractory lining is installed on a surface by applying the refractory product to the surface with a pneumatic hammer and in the "casting" process, the refractory lining is cast in a mold and subsequently installed on the surface being lined.

     The ability to react quickly to customer requests for products or installation and maintenance services is particularly important in the refractory industry because of the extremely high cost of manufacturing downtime. Consequently, the Company maintains refractory service facilities located near its major customers in the United States and Canada. Each facility contains guniting and other equipment required for the installation of refractory products. In addition, each facility is staffed with the supervisory personnel and skilled crews required for specialty refractory applications. All other personnel required for installation projects are hired on an as-needed basis from readily available local union labor pools. These persons are maintained on Adience's payroll only for the duration of each job.

     The Findlay unit's products are used to line furnaces, troughs, runways and other surfaces exposed to molten glass or the molten tin used in the "float glass" method of production. In the "float glass" method of production, molten glass is poured from the furnace onto a layer of molten tin. The molten glass "floats" on top of the molten tin along specially prepared runways. By controlling the temperature and the rate of flow of the molten glass, the manufacturer is able to achieve the desired thickness of the glass. All of Findlay's products are custom manufactured according to customer specifications.

     Findlay's products are distinguished by their resistance to corrosion. These product characteristics are particularly important in the glass industry where, unlike the steel industry, certain refractory products are designed to last for up to ten years.

     Sales and Markets

     The principal markets for products sold by Adience's Heat Technology Division are the iron and steel, aluminum, glass, petrochemical, cement and cogeneration industries. The iron and steel industry has historically been the major consumer of Adience's refractory products and services, and of products produced by the refractory industry generally. For the six month periods ended December 31 and June 30, 1993 and the fiscal year ended December 31, 1992, direct sales to the iron and steel industry accounted for approximately 52%, 58% and 54%, respectively, of the Heat Technology Division's total revenues. Adience also sells its refractory products to other refractory contractors and buys refractory products produced by other manufacturers in performing its contracting services.

     Adience also performs specialty refractory product installation and service for the glass, aluminum, petrochemical, cement and cogeneration industries. Each industry is a large consumer of refractory products and
services.   Many of the competitors in such markets are entities against which
Adience already competes in the steel industry.

     Adience's Findlay unit is among the leading manufacturers in the United States of specialty refractory products used in the glass industry, based on internal market share data. Findlay's customers include major glass producers such as PPG Industries and Corning Glass Works. Findlay markets and sells its products worldwide.

     Marketing to the steel industry is conducted by an employed sales force working out of sales offices located strategically near major steelmaking centers. Each salesperson is assigned to particular steelmaking facilities, and each handles the full range of Adience products and services. Marketing to customers in the non-steel industries is handled by a sales force working out of sales offices located throughout the country. The refractory products and services sales force is compensated through a base salary plus incentive bonuses based on performance.

     Within the steel industry, Adience's principal customers have traditionally been the largest companies in the industry. The three largest customers, USX Corp., Bethlehem Steel Corporation and LTV Steel Co., together accounted for approximately 25% and 29% of the Heat Technology Division's revenues for the six month periods ended December 31 and June 30, 1993, respectively, and 26% of such revenues for the fiscal year ended December 31,

1992. USX Corp. alone accounted for approximately 10% of the Division's revenues for the six month periods ended December 31 and June 30, 1993 and the fiscal year ended December 31, 1992. Each of the other companies accounted for less than 10% of the Division's revenues during such periods.

     Competition


     In the production of refractory materials, Adience competes with a number of companies, including North American Refractories Co., Indresco Inc., A.P. Green Industries, Inc., National Refractories Co. and Premier Refractories & Chemicals, Inc., some of which are substantially larger than Adience and all of which produce a full line of refractory products, with an emphasis on commodity brick production. Adience has elected to focus on the specialty material sector, rather than the commodity sector, of the refractory industry and estimates that it is one of the largest producers of specialty refractory products for ironmaking applications.

     Adience's primary competitors in the installation of refractory products are in-house employees of steel companies and also regional refractory service contractors which, unlike Adience, do not engage in the production of the materials. The major refractory producers typically contract with these regional companies to install the product, or the customers install the product in-house. Competition is based primarily on service, price and product performance. Adience believes that it provides an added advantage to its customers due to its ability to produce, install and maintain its refractory products.

     Research and Development

     Constant revisions to industry processes and chemistries require changes in refractory products to meet customer demand. Adience maintains fully staffed research and development facilities for improving existing refractory products and installation methods, as well as developing new products for existing and new markets. Research and development expenditures for the Heat Technology Division were approximately $541,000, $541,000 and $1,200,000 for the six month periods ended December 31 and June 30, 1993 and the fiscal year ended December 31, 1992, respectively.

     Backlog

     The Heat Technology Division operates on releases from blanket orders and, therefore, does not have a significant amount of backlog orders, except in the case of its Findlay operations which had $2.3 million and $3.1 million in backlog at December 31, 1993 and 1992, respectively. Generally, Adience's customers place orders on the basis of their short-range needs for which sales are made out of inventory or manufactured just in time.

Operations of Information Display Technology

     IDT manufactures and sells custom-designed and engineered writing and projection surfaces (such as chalkboards and markerboards) for instruction and communication; custom cabinets for health care facilities, offices and institutions; modular partitions; and exterior architectural building panels. IDT has its own nationwide marketing network that enables it to market its products to schools, hospitals and offices throughout the country. In certain product areas, IDT operates under the trade name "Greensteel."

     IDT has achieved its current position in the specialized markets it serves due largely to its integrated approach to customer needs. In many cases, IDT performs a full range of services, including the custom design, production, installation and maintenance of its products. IDT believes that this integrated approach, which many of its competitors do not provide, enhances its responsiveness to customer needs. This approach, which allows the customer to obtain a full line of products and services from a single source, better enables IDT to establish an ongoing relationship with its customers to provide for their future requirements. Competition in IDT's markets is based largely on product quality, responsiveness, reliability and price.

     Most of the products of IDT are sold in connection with new facility construction or renovation. Such products are generally sold as part of a bid process conducted through architects and general contractors working with IDT's salespeople, and are custom-made to specifications. Successful marketing of these products is dependent upon the maintenance of a strong relationship with architects and general contractors, particularly in the education and health care construction fields. IDT has been advised by its customers that its products have achieved general recognition as quality products.

     IDT is a publicly-owned corporation whose shares are traded on the American Stock Exchange. Adience owns 10,692,165 shares of IDT's common stock, representing approximately 80.3% of the outstanding shares. On March 29, 1994, the closing sale price of IDT's common stock was $0.8125 per share.

     Background of IDT

     IDT was incorporated in the State of New York in May 1987 under the name RT Acquisition Associates, Inc. ("RT") for the purpose of serving as a vehicle for the acquisition of an operating business. Effective April 1, 1990, IDT acquired substantially all of the assets and assumed certain of the liabilities of the Information Display Division of Adience in exchange for 21,100,000 newly-issued shares of IDT's common stock and a convertible note (the "Convertible Note") in the principal amount of $2,500,000, convertible into IDT's common stock at $2.00 per share. In November 1990, IDT prepaid the Convertible Note in full at a price of $2,485,000. Upon the consummation of such acquisition (the "Acquisition"), Adience became the owner of approximately 80.1% of IDT's common stock. In July 1990, RT changed its name to Information Display Technology, Inc.

     In July 1990, IDT's shareholders approved a one-for-two reverse stock split (the "Reverse Stock Split") pursuant to which 26,350,000 issued and outstanding shares of IDT's common stock (including the 21,100,000 shares issued to Adience pursuant to the Acquisition) were changed into 13,175,000 shares of "new" IDT common stock, on the basis of one "new" share for each two "old" shares. The conversion price for the Convertible Note was automatically changed to $4.00 per share

     In October 1990, IDT purchased substantially all of the assets of Adience's Kensington Lighting Division in exchange for 142,165 shares of IDT's Common Stock at which time Adience became the owner of approximately 80.3% of IDT's common stock. In November 1990, IDT prepaid the Convertible Note in full for a price of $2,485,000. Substantially all of the assets of the Kensington Lighting Division were sold in 1993.

     Products

     IDT manufactures custom-made systems incorporating chalkboards, markerboards, tackboards and bulletin boards. IDT manufactures porcelain and masonite chalkboards which are sold in new construction or as replacements for traditional slate or glass blackboards. Porcelain products are manufactured at IDT's Alliance, Ohio plant, where porcelain is fused to sheet steel in electric furnaces. The porcelain-enameled product is then shipped to one of four other IDT production facilities for fabrication into chalkboards.

     Porcelain chalkboards, which are available in a range of colors, are virtually unbreakable and maintenance free, and are warranted by IDT to retain their original writing and erasing qualities under normal usage and wear. As a result of these product qualities and the reduced availability of slate for chalkboard production, IDT believes that porcelain chalkboards currently account for approximately 75% of all chalkboard sales in the United States.

     IDT's chalkboards, markerboards, building panels and cabinetry are typically sold together as a package to finish wall surfaces in school rooms and offices. These products are generally manufactured at one or more of IDT's five production and fabrication facilities and are generally sold together as part of a package to end-users through one sales force operating out of IDT's sales offices.

     In addition to chalkboards, IDT manufactures dry-marker boards, which are high-gloss porcelain enameled boards on which the user writes with a dry felt-tip marker. IDT also manufactures a variety of other information display surfaces for educational and health care facilities, such as tackboards and pegboards.

     Unlike most of its competitors, IDT installs as well as manufactures its information display surfaces. IDT designs, engineers and installs manual and motorized information display systems for educational and office use, using combinations of chalkboards, markerboards and other surfaces.

     IDT manufactures architectural building panels at its porcelain enameling plant using a fusing process similar to that used to manufacture chalkboards and markerboards. Porcelain panels are used for movable dividing walls, store fronts, window walls, window replacements, and the complete "cladding" (the application of a protective covering to the outside surface) of older buildings. Such panels are laminated to an insulation backing to achieve energy conservation. Panels are also manufactured with finishes other than porcelain enamel. Non-porcelain aluminum panels are used in a variety of lightweight architectural applications.

     IDT manufactures and installs cabinetry in wood or plastic laminate for hospitals, schools, laboratories and industry. The products are manufactured in a variety of surfaces with resistance to heat and chemicals. In addition, IDT manufactures and installs indoor and outdoor display cases.

     Sales and Markets

     Most of IDT's products are sold as part of a bid process conducted through architects and general contractors working with IDT's sales staff. Warranties made by IDT with respect to IDT's products and services are consistent with industry standards, except for the lifetime warranty on the writing surface of its porcelain chalkboards, which is in excess of industry standards. IDT markets its products through a sales staff of 25 persons, most of whom work on a commission basis. IDT maintains 13 sales offices in a number of states (see "Properties"). As stated above, IDT's products are generally sold as part of a package to finish wall surfaces in school rooms and offices. While most of the products incorporated into such packages are manufactured by IDT, some components are purchased from other suppliers and distributed by IDT as part of the package. In this way, IDT acts as a distributor for certain related products which it does not manufacture to the extent necessary to complement sale and installation of its own products. Sales of its own products accounted for approximately 52% and 63% of the revenues of IDT in 1993 and 1992, respectively.

     In 1993, sales to educational institutions and health care facilities accounted for a majority of IDT's revenues. Most of IDT's business is concentrated in the eastern half of the United States and IDT believes that it is the dominant supplier in the Northeast.

     In order to focus on its core business, IDT has begun to implement a business plan which, among other things, is designed to reduce construction activity and reduce the resale of products manufactured by others. IDT has also sold its Kensington Lighting operation.

     Raw Materials

     The porcelain coatings used by IDT are currently produced to its specifications by a single supplier so as to maintain consistent color and quality standards; however, alternative sources of supply are available. IDT has never experienced any difficulty with the quantity or quality of product from its porcelain coatings supplier. All other raw materials are readily available from a variety of sources.

     Competition

     IDT competes with a variety of companies which manufacture chalkboards, institutional cabinetry and modular partitions. The competitors are typically privately owned. A number of regional companies manufacture architectural building panels which compete with those produced by IDT, but none has a significant market share. IDT has attained its competitive position primarily as a result of design quality and reliability, both with respect to product and installation.

     Seasonality

     IDT's business is seasonal and most of its sales and pre-tax profits occur in the third quarter of the year. This occurs primarily as a result of increased business activity in the summer months when schools are closed and construction activity increases. IDT typically incurs a loss in the first quarter of each year.

     Backlog

     At December 31, 1993, total backlog for IDT was approximately $21,300,000, as compared with approximately $27,900,000 as of December 31, 1992. Management expects that all of the backlog will be filled in its next fiscal year. The reduction in the backlog is due to one large project being completed during 1993. IDT believes that its order backlog represents only a portion of the net sales revenue anticipated by IDT in any given fiscal year.

Employees of the Company

     Adience currently employs approximately 800 people in the Heat Technology Division (including Adience Canada) and 32 people in its general and administrative staff. The number of individuals employed in the Heat Technology Division does not reflect members of the building trades, who are hired by Adience as required.

     Some employees at the South Webster, Ohio plant (approximately 30 persons) are members of the United Steelworkers Union. Some employees at the Smithville, Ontario plant (approximately 10 persons) are members of the Aluminum, Brick and Glassworkers Union. Employees at the Canon City, Colorado plant (approximately 15 persons) are members of the Oil, Chemical and Atomic Workers Union. The current labor contracts at these plants expire in July 1995, July 1994 and October 1995, respectively. All three plants are operated by the Heat Technology Division.

     Approximately 125 employees at the J.H. France plant in Snow Shoe, Pennsylvania are represented by the Aluminum, Brick and Glassworkers Union under a contract that expires in July 1998.

     The majority (approximately 60 persons) of the employees at Findlay are represented by the Aluminum, Brick and Glassworkers of America and are working under a labor agreement which expires in August 1994.

     Of the remaining full-time employees at Adience (approximately 590 persons), approximately 290 are union members who are not covered by collective bargaining agreements. The remaining employees of Adience (approximately 300 persons) are not unionized.

     IDT currently employs approximately 380 people. About 125 employees at the Dixonville, Pennsylvania plant are members of the Carpenters Union, with the current labor contract expiring in January 1995.

     Of IDT's remaining employees, approximately 70 persons are union members not covered by collective bargaining agreements.

     Management considers relations with employees at Adience, IDT and Adience Canada to be good.

Patents and Trademarks

     The Company holds a number of patents and trademarks covering various products and processes relating to its Heat Technology Division and IDT. The Company believes the "Greensteel" trademark is important to IDT, but otherwise its patents and trademarks are not of material importance in terms of the Company's total business.

Regulation

     The Company's manufacturing operations are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of materials. From time to time, the Company experiences on-site inspections by environmental regulatory authorities who may impose penalties or require remedial actions. Compliance with these laws has not been a material cost to the Company and has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. A violation of such laws or regulations, however, even if inadvertent, could have an adverse impact on the operations of the Company.

     As more fully described under "BUSINESS -- Legal Proceedings," in February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio facility. IDT had $1,106,000 accrued at December 31, 1992 for the clean-up of this site.

     In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200,000 (of which IDT paid $175,000 and Adience paid $25,000). In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At December 31, 1993, environmental accruals amounted to $783,000 which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $341,000 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility.

     Under the acquisition agreement pursuant to which IDT acquired the property from Adience, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made, accordingly, Adience is required to indemnify IDT for any losses in excess of $250,000. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by IDT in this matter, and has received assurance that Adience will honor such claim. Adience has reimbursed IDT $196,000; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

Insurance

     The Company maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which the Company is engaged. Management believes that the amount and form of its insurance coverage is adequate at the present time.

Item 2.  Properties

     Adience owns its 15,600 square foot headquarters in Pittsburgh, Pennsylvania along with approximately 37,000 square feet of contiguous commercial space. Adience also owns 14 of its facilities. Substantially all of the real property owned by Adience is subject to liens. Management believes that all of its facilities are well-maintained, in good condition and adequate for its present business. At present and anticipated levels of utilization, Adience's production facilities have sufficient capacity to meet demand for Adience's products.

     In October 1993, Adience committed to purchase a new plant facility which it currently leases in Altoona, Pennsylvania to expand current production of a specific line of refractory product. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations."

     Heat Technology Division.

     Adience owns plants at the following locations:

                                                           Approximate
                                                           Floor Area         Operating
Location                                                  (Square Feet)          Unit
- --------------------------------------------------------------------------------------------
Farber, Missouri......................................       278,000          Findlay
Washington, Pennsylvania..............................       201,881          Findlay
Snow Shoe, Pennsylvania...............................       162,080          J.H. France
South Webster, Ohio...................................       131,154          BMI
Crown Point, Indiana..................................        76,106          BMI
Smithville, Ontario, Canada...........................        46,900          Adience Canada
Canon City, Colorado..................................        35,626          BMI
South Rockwood, Michigan..............................        28,776          BMI
Wheelersburg, Ohio....................................         8,370          BMI

     The plants located in both Farber, Missouri and South Rockwood, Michigan have been idled and future capital expenditures deferred due to a decline in orders. Adience's lost production capacity has been replaced by its other manufacturing plants.

     In addition, Adience owns or leases construction yards, sales facilities and other facilities in the following locations:

                                                      Approximate
                                          Owned/       Floor Area        Lease                    Operating
Location                                  Leased      (Square Feet)      Expiration               Unit
- ---------------------------------------------------------------------------------------------------------------
Carnegie, Pennsylvania.................   Owned          71,604                                   BMI
Gary, Indiana..........................   Owned          12,500                                   BMI
Lorain, Ohio...........................   Owned          11,140                                   BMI
Long Island City, New York.............   Owned           5,000                                   J.H. France
Riverview, Michigan....................   Owned           4,744                                   BMI
Johnstown, Pennsylvania................   Leased         27,000          month to month           J.H. France
Altoona, Pennsylvania..................   Leased         30,000          month to month           J.H. France
Gate City Industrial Park, Indiana.....   Leased         28,873          February 1995            BMI
Louisville, Kentucky...................   Leased         15,000          February 1998            BMI
Birmingham, Alabama....................   Leased         11,000          November 1997            BMI
Philadelphia, Pennsylvania.............   Leased          8,320          June 1996                J.H. France
Lackawanna, New York...................   Leased          4,000          month to month           Furnco

     IDT. IDT owns five of its facilities. Real estate owned by IDT is not subject to mortgage. Management believes that all of its facilities are well-maintained, in good condition and adequate for its present business. IDT's production facilities are currently utilized to the extent of one production shift per day. At such level of utilization, IDT's production facilities have sufficient capacity to meet demand for IDT's products.

     IDT owns or leases production and fabrication facilities at the following locations:

                                                                 Approximate
                                              Owned/              Floor Area
Location                                      Leased            (Square Feet)       Expiration
- ----------------------------------------------------------------------------------------------------------
Dixonville, Pennsylvania....................  Owned                 199,226
Landis, North Carolina......................  Owned                  46,800
Alliance, Ohio..............................  Owned                  28,032
Leechburg, Pennsylvania.....................  Owned                  32,975
Shoemakersville, Pennsylvania...............  Owned                   7,270
Corona, California..........................  Leased                 30,000         January 1995
Portland, Oregon............................  Leased                 12,800         September 1995

     IDT also leases sales offices at the following locations: Corona, California; Fraser, Michigan; Millersburg, Ohio; Lakewood, New Jersey; Buffalo, New York; Deer Park, New York; Portland, Oregon; and Lorton, Virginia.

Item 3.  Legal Proceedings

     Ohio Environmental Matter. In February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio facility. IDT has $1,106,000 accrued at December 31, 1992 for the clean-up of this site.

     In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200,000 (of which IDT paid $175,000 and Adience paid $25,000). In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At December 31, 1993, environmental accruals amounted to $783,000, which represents management's reasonable estimate of the amounts remaining to be incurred in the resolution of this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $341,000 (excluding the civil penalty) for the environmental cleanup related to the Alliance facility..

     Under the acquisition agreement pursuant to which IDT acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material had been stored or disposed of on such property. No disclosure of storage or disposal of hazardous material on the site was made, accordingly, Adience is required to indemnify IDT for any losses in excess of $250,000. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by IDT in this matter, and has received assurance that Adience will honor such claim. Adience has reimbursed IDT $196,000; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

     Resolution of Asbestos Litigation. The Company's J.H. France unit, which was merged into Adience in December 1991, has been named as a party in approximately 8,000 pending lawsuits filed in eight jurisdictions principally by employees and former employees of certain customers of J.H. France, alleging that a single product, a plastic insulating cement manufactured more than 20 years ago by J.H. France, caused asbestosis or silicosis in such persons. Such lawsuits typically involve multiple defendants and seek monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1,000,000 each. J.H. France and its insurance carriers have historically settled these lawsuits typically for an average amount per case of less than the minimum amount stated. Punitive damages have also been claimed in some cases.

     In addition to the lawsuits against J.H. France, Adience has been named a party in approximately 250 pending lawsuits filed in the States of Pennsylvania, Ohio, Michigan and West Virginia, principally by employees and former employees of certain customers of the Company alleging that products produced by the Company caused silicosis, not asbestosis, in such persons. The majority of such lawsuits involve multiple defendants and seek unstated monetary damages in excess of $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1,000,000 each. Adience and its insurance carriers have historically settled these lawsuits for an average amount per case of less than the minimum amount stated.

     All such claims and all costs of defense for these cases are covered by insurance. The insurance companies which had issued policies covering the J.H. France cases had asserted that each insurance company was only responsible for a pro rata share of the liability in these cases, based upon the number of years for which the carriers provided coverage during the period of the exposure, development and manifestation of each plaintiff's asbestosis or silicosis. In June 1993, the Supreme Court of Pennsylvania held that the insurance policies covering the claims in these J.H. France cases covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in effect. As a result of this judicial determination and based upon the Company's experience in obtaining dismissals or settlements in closed cases, the Company anticipates, although no assurance can be given, that the expected costs and liabilities in all pending cases will be adequately covered by insurance. The Company believes that the aggregate limits on the insurance policies in effect exceed the potential liabilities and defense costs which will be incurred in the 8,000 J.H. France cases and the other 250 cases for which the scope of coverage has never been an issue.

     Other Legal Actions. The Company has been engaged in various other legal actions and claims arising in the ordinary course of business. Management believes that, after discussions with internal and external legal counsel, the ultimate outcome of such litigations and claims will not have a material adverse effect on the Company's consolidated financial position.

     For information regarding Adience's proceedings under Chapter 11, see "BUSINESS -- Background of Adience".

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1993.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     On January 27, 1994, the Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, all of the Company's outstanding shares of Common Stock were registered. There currently is no established public trading market for the Common Stock and, accordingly, market prices are not available.

     Adience has not to date filed any application to list the Common Stock on any stock market or exchange. If a substantial number of Adience's stockholders seek to sell their shares of Common Stock in the public market, the market price of the Common Stock could be adversely affected.

     Since its inception, Adience has paid only one dividend, in September 1990, of $.10 per share ($1,000,000 in the aggregate). Under the terms of Adience's financing agreement with Congress Financial Corporation and the indenture under which its New Senior Secured Notes were issued, Adience at present is prohibited from declaring or paying any dividends on account of any shares of any class of its capital stock. As a result of this prohibition, it is unlikely that Adience will pay any dividend on its Common Stock in the foreseeable future. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Sources of Capital; Financing Agreements."

     As of March 29, 1994, the Company had 152 holders of record of its Common Stock (excluding beneficial owners of shares held of record by nominees).

Item 6.  Selected Consolidated Financial Data

     The selected consolidated financial statement data presented below for periods subsequent to June 30, 1993 give effect to the consummation of the Prepackaged Plan and to the application of fresh-start reporting by the Company as of that date in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, periods through June 30, 1993 have been designated "Pre-emergence," and periods subsequent to June 30, 1993 have been designated "Post-emergence." Selected financial consolidated balance sheet and income statement data of the pre-emergence periods are not comparable to those of the post-emergence periods and a line has been drawn in the tables to separate the post-emergence financial data from the pre-emergence financial data.

     The following table presents selected (i) historical consolidated financial data of the Company (pre-emergence) for each of the four fiscal years in the period ended December 31, 1992 and the six-month period ended June 30, 1993,
(ii) historical consolidated financial data of the Company (post-emergence) for the six-month period ended December 31, 1993, and (iii) pro forma consolidated income statement data for the fiscal year ended December 31, 1993.

     The pro forma data (i) eliminate the effect of non-recurring transactions resulting from the Reorganization included in the results of the Company, (ii) adjust pre-emergence results of the Company to reflect the assumed implementation of fresh-start reporting as of January 1, 1993 for income statement purposes, and (iii) assume the exchange of $65,975,000 aggregate principal amount of Old Subordinated Notes for $48,628,625 aggregate principal amount of New Senior Secured Notes and the issuance of 10,000,000 shares of Common Stock pursuant to the Prepackaged Plan as of January 1, 1993. The information below should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Company's Consolidated Financial Statements, including the notes thereto, and other information contained elsewhere herein.

     The historical consolidated financial data presented below for each of the three fiscal years in the period ended December 31, 1991 have been derived from the Company's Consolidated Financial Statements, which were audited by Ernst & Young, independent accountants. Ernst & Young's report on the consolidated financial statements for the year ended December 31, 1991, which appears elsewhere herein, includes a description of uncertainties that might have led to the Company's inability to continue as a going concern. The historical consolidated financial data for the six months ended December 31 and June 30, 1993 and the fiscal year ended December 31, 1992 have been derived from the Company's Consolidated Financial Statements, which were audited by Price Waterhouse, independent accountants. The data should be read in conjunction with the consolidated financial statements, related notes and other financial data included elsewhere herein.

                                 Pro Forma     Post-emergence                                Pre-emergence
                                ----------------------------------------------------------------------------------------------
                                Fiscal Year      Six Months     Six Months
                                   Ended           Ended          Ended                Fiscal Years Ended December 31,
                                 December 31,    December 31,    June 30,     ------------------------------------------------
                                    1993            1993          1993          1992         1991          1990         1989
                                -------------    ------------   ----------    ---------   ----------    ----------   ---------
                                                (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenues                       $147,050       $78,879        $68,171      $145,595      $165,519      $183,701    $167,937
Cost of revenues                    123,633        67,588         55,474       121,182       134,802       140,146     129,308
                                -------------    ------------   ----------    ---------   ----------    ----------   ---------
  Gross profit                       23,417        11,291         12,697        24,413        30,717        43,555      38,629
Selling, general and
  administrative expense             27,575        13,096         14,624        30,519        29,001        24,931      21,751
Amortization of
  intangible asset                    9,011         9,011             --            --            --            --          --
                                -------------    ------------   ----------    ---------   ----------    ----------   ---------
  Operating profit (loss)           (13,169)      (10,816)        (1,927)       (6,106)        1,716        18,624      16,878
Other income (expense):
  Interest and other income             910           652            258           148           896         1,294       2,464
  Interest expense                   (7,469)       (3,812)        (2,360)      (13,445)      (12,360)      (12,746)    (10,524)
  Other expense                          --            --             --            --        (1,037)           --          --
                                -------------    ------------   ----------    ---------   ----------    ----------   ---------
(Loss) income from continuing
   operations before
   reorganization items, income
   taxes, minority interest in
   subsidiary and
   extraordinary item               (19,728)      (13,976)        (4,029)      (19,403)      (10,785)        7,172       8,818
Reorganization items:
   Professional fees                     --          (746)          (102)         (950)           --            --          --
   Write-off of unamortized
     debt discount                       --            --           (455)           --            --            --          --
   Write-off of unamortized
     loan origination fees               --            --         (2,065)           --            --            --          --
   Adjust accounts to fair value         --            --         23,165        (4,848)           --            --          --
                                -------------    ------------   ----------    ---------   ----------    ----------   ---------
(Loss) income from
   continuing operations
   before income taxes,
   minority interest in
   subsidiary and
   extraordinary item               (19,728)      (14,722)        16,514       (25,201)      (10,785)        7,172       8,818
Income taxes (benefit)                 (261)         (522)           261          (726)       (2,272)        3,365       4,076
                                -------------    ------------   ----------    ---------   ----------    ----------   ---------
(Loss) income from
   continuing operations
   before minority interest
   in subsidiary and
   extraordinary item               (19,467)      (14,200)        16,253       (24,475)       (8,513)        3,807       4,742
Minority interest
   in subsidiary                         84            83              1            81           337           191          --
                                -------------    ------------   ----------    ---------   ----------    ----------   ---------
(Loss) income from
   continuing operations
   before extraordinary item        (19,551)      (14,283)        16,252       (24,556)       (8,850)        3,616       4,742
(Loss) income from discontinued
   operations                            --            --             --        (1,328)       (5,177)       (1,057)      1,654
Gain (loss) on disposal
   of discontinued operations            --           (84)          (400)       (3,973)        1,852            --          --
                                                 ------------   ----------    ---------   ----------    ----------   ---------
(Loss) income before
   extraordinary item                             (14,367)        15,852       (29,857)      (12,175)        2,559       6,396
Extraordinary gain (loss)
   on early extinguishment
   of debt                               --            --         17,480            --            --           276      (2,479)
                                                 ------------   ----------    ---------   ----------    ----------   ---------
Net (loss) income
   (historical periods only)                      $(14,367)      $33,332      $(29,857)     $(12,175)     $  2,835    $  3,917
                                                 ============   ==========    =========   ==========    ==========   =========

                                 Pro Forma     Post-emergence                                Pre-emergence
                                ----------------------------------------------------------------------------------------------
                                Fiscal Year      Six Months     Six Months
                                   Ended           Ended          Ended                Fiscal Years Ended December 31,
                                 December 31,    December 31,    June 30,     ------------------------------------------------
                                    1993            1993          1993          1992         1991          1990         1989
                                -------------    ------------   ----------    ---------   ----------    ----------   ---------
                                                (Dollars in thousands, except per share amounts)
Earnings per common share (1):
  (Loss) income from
     continuing operations
     before extraordinary item     $  (1.96)      $ (1.43)
  (Loss) income from discontinued
     operations                          --         (0.01)
  Extraordinary item                     --            --
                                                 =========
Earnings per common share                --       $ (1.44)
                                                 =========

Balance Sheet Data
  (at end of period) (2):
Working capital                                   $ 15,931      $ 22,797      $ 25,437      $ 33,925      $ 40,959    $ 52,659
Total assets                                       102,387       115,935        82,437       111,464       127,119     124,712
Long-term obligations                               46,211        46,210        77,703        68,429        70,165      79,831
Shareholders' equity
  (deficit) (3)                                      9,509        24,040       (34,677)       (5,138)        6,357       6,672
- ------------------------------------------------------------------------------------------------------------------------------

(1) Adience's management believes the per share amounts are not meaningful prior to June 30, 1993 due to the Reorganization.

(2) Pro forma balance sheet information is not presented since the historical balance sheet data as of December 31, 1993 includes the effects of the Prepackaged Plan and the implementation of fresh-start-reporting.

(3) On February 10, 1989, Adience's Board of Directors authorized an amendment to Aidence's Certificate of Incorporation to increase the authorized number of shares of common stock from 200 shares, no par value, to 20,000,000 shares, par value $0.15 per share, and a 100,000-for-1 stock split. On September 30, 1990, Adience's Board of Directors declared a $.10 per share cash dividend. No dividends were declared on Adience's common stock for any other period covered.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reorganization and Fresh-Start Reporting

     Adience, Inc. has experienced continued losses from continuing operations (before reorganization items) both pre- and post-emergence under Chapter 11. In addition, a write down of reorganization value in excess of amounts allocable to identifiable assets has been recorded at December 31, 1993, based on management's belief that a permanent impairment of this asset now exists. The Company is currently seeking to replace and improve the terms of its line of credit financing agreement with Congress Financial Corporation (Congress) which expires June 30, 1994.

     The continued viability of the Company is dependent upon, among other factors, the ability to generate sufficient cash from operations, financing, or other sources that will meet ongoing obligations over a sustained period. Management has prepared detailed operating and financial plans which combine multifunctional resources as teams to respond better to customer needs, make an investment in product and service opportunities expected to produce a significantly greater return on investment, continue a cost control program begun in 1993, and assume refinancing of the line of credit arrangement on improved terms. Management believes that the successful implementation of this plan will enable the Company to continue as a going concern for a reasonable period.

     There can be no assurance however, that such activities will achieve the intended improvement in results of operations or financial position.

     On February 22, 1993, Adience and the unofficial committee of noteholders of Adience filed a prepackaged plan of reorganization (the "Prepackaged Plan") under Chapter 11 of the United States Bankruptcy Code (the "Reorganization"). The Prepackaged Plan was confirmed by the United States Bankruptcy Court for the Western District of Pennsylvania on May 4, 1993 and consummated on June 30, 1993.

     The filing was precipitated by a combination of an overall decline in the demand for refractory products and service during 1991 and 1992 caused by a decrease in the production of refractory-using industries in the United States, particularly steel, and losses from discontinued operations. The primary purposes of the Prepackaged Plan were to reduce Adience's debt service requirements and overall indebtedness, to realign its capital structure and to provide Adience with greater liquidity. Neither IDT nor Adience Canada, Inc. filed a plan of reorganization.

     The Prepackaged Plan provided for a restructuring of Adience's capital structure and allowed the holders of $65,975,000 aggregate principal amount of Adience's Senior Subordinated Reset Notes ("Old Subordinated Notes") to exchange them for $48,628,625 aggregate principal amount of new 11% Senior Secured Notes ("New Senior Notes") due June 15, 2002, plus common stock representing 55% of the outstanding common stock of Adience. The Prepackaged Plan also included forgiveness of outstanding interest totaling approximately $8,800,000. The value of the cash and securities distributed was $17,480,000 less than the allowed claims; the resultant gain was recorded as an extraordinary gain.

     In connection with the Reorganization described above, Adience applied the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") as of June 30, 1993. The Company's basis of accounting for financial reporting purposes changed as a result of applying SOP 90-7. Specifically, SOP 90-7 required the adjustment of the Company's assets and liabilities to reflect a reorganization value generally approximating the fair value of the Company as a going concern on an unleveraged basis, the elimination of its accumulated deficit, and adjustments to its capital structure to reflect consummation of the Prepackaged Plan. Accordingly, the results of operations after June 30, 1993 are not comparable to the results of the operations prior to such date, and the results of operations for the six months ended June 30, 1993 and the six months ended December 31, 1993 have not been aggregated. Further, the financial position of the Company after June 30, 1993 is not comparable to its financial position at any date prior thereto.

Results of Operations

Fiscal Year ended December 31, 1993 Compared to Fiscal Year ended December 31, 1992

The following table summarizes the Company's consolidated results of operations for 1993 and 1992 and provides a consistent basis for further discussion and analysis of those results.

                                                              1993          1992
                                                              ----          ----
                                                                 (In thousands)
Net income (loss)                                                         $(29,857)
  Pre-emergence                                            $ 33,332
  Post-emergence                                            (14,367)
Reorganization items (1):
  Reorganization items                                       19,797         (5,798)
  Extraordinary gain on discharge of debt                    17,480             --
Loss excluding the effect of reorganization items                         $(24,059)
  Pre-emergence                                            $ (4,691)
  Post-emergence                                           $(13,621)

(1) For further discussion, see Note 1 to Consolidated Financial Statements.

     Excluding the effects of reorganization items, the pre-emergence and post-emergence loss of $4.7 million and 13.6 million, respectively, decreased by $5.7 million from 1992, reflecting primarily a reduction in selling, general and administrative expenses of $2.8 million and a decrease in interest expense of $7.3 million, offset partially by a net increase in depreciation and amortization expense of $7.2 million. Included in the net increase in amortization expense for 1993 is the fourth quarter write down of the Company's reorganization value in excess of amounts allocable to identifiable assets. The amount written down was based on management's comparison of actual cash flows for the post-emergence period through December 31, 1993 with the projected cash flows used to arrive at the reorganization value at June 30, 1993. This charge increased the post-emergence loss by $8 million or $.80 per share.

     Additional losses from previously discontinued operations and disposals amounted to $400,000 and $84,000 for the pre-emergence and post-emergence periods, respectively, and $5.3 million in 1992. Management's decision to discontinue these operations was made after concluding that these businesses no longer fit Adience's long-term growth plans.

     Net revenues by industry segment for 1993 and 1992 were as follows:

Net Revenues                                              1993        1992      % Change
- ------------                                              ----        ----      --------
                                                                 (In thousands)
Heat Technology Division                                            $ 97,276    Not meaningful
  Pre-emergence                                         $ 44,431
  Post-emergence                                          54,572

IDT                                                       48,047       48,319       (1%)
                                                        --------     --------       ----
  Total                                                 $147,050     $145,595        1%
                                                        ========     ========       ====

     During the Reorganization period, which initially began in December 1992, Adience operated under strict payment terms with many of its suppliers, thereby experiencing higher costs. Increased competition in the refractory product sector prohibited the Company from passing along to customers increases in the costs of some important raw materials. As a result, sales opportunities were lost due to Adience's inability to compete on price and offer extended payment terms. In addition, the necessity of management's concentration of efforts on the Reorganization resulted in a loss of business in certain primary steel markets.

     During 1993, steel producers generally operated at levels close to capacity. However, Adience's restructuring under the supervision of the Bankruptcy Court did not enable the Heat Technology division to capitalize on these favorable economic conditions in the first half of 1993. The Company reacted to the sales decline during the first half of 1993 by taking several significant steps which, due to timing, only modestly impacted 1993 results. The primary steps included the election of a new Board of Directors and the appointment of a new Chief Executive Officer. The problems experienced in the past are being addressed by the new Board and executive management. As a result, new incentive plans are being implemented for the sales force and a realignment of duties is being accomplished within the internal operations of the Company. The Heat Technology division has also expanded its research and development programs through the hiring of seven new ceramic engineers during 1993. A management focus for 1994 is customer service and product quality. Teams of sales and service representatives have been established to respond to customer needs within the various industries that are supplied or serviced with refractory product. Net revenues for the Heat Technology division increased by 23% for the six month period ended December 31, 1993 compared to the six month period ended June 30, 1993.

     Net revenues for IDT remained consistent with prior year's net revenues. Included in 1993 and 1992 revenues is one large project with incremental revenues of $4.7 million and $2 million, respectively. Excluding this project, net revenues declined $3 million or 6.4% during 1993 within this segment. This decline is attributable to management's efforts to reduce the number of contracts which require the use of purchased rather than manufactured product because the former generate lower gross margins.

Cost of Revenues                                                     1993          1992        % Change
- ----------------                                                     ----          ----        --------
                                                                             (In thousands)
Heat Technology Division                                                         $ 81,262      Not meaningful
  Pre-emergence                                                    $ 35,928
  Post-emergence                                                     47,779

IDT                                                                  39,355        39,920          (1%)
                                                                   --------      --------          ----
  Total                                                            $123,062      $121,182           2%
                                                                   ========      ========          ====

     The Heat Technology Division's cost of revenues amounted to 80.9% and 87.6% of net revenues for the pre-emergence and post-emergence periods respectively, compared with 83.5% for the year ended December 31, 1992. The increase in the Heat Technology Division's cost of revenues as a percentage of net revenues during the post-emergence period was primarily due to negative variances in the refractory production facilities due to a decline in volume (caused by a decrease in material shipments as opposed to construction activity) and the reduced ability to cover overhead costs. The decrease in direct material sales for the Heat Technology Division which caused these negative variances has been partially offset by the increase in construction revenues during the post-emergence period. Additional depreciation expense on buildings and machinery and equipment written up as a result of fresh start reporting (approximately $500,000) and the write-up of inventory values on June 30, 1993 (approximately $1,287,000) through the application of SOP 90-7, accounted for 3.7% of the increase in cost of revenues during the post-emergence period.

Going forward, cost of revenues as a percentage of net revenues is expected to remain close to post-emergence levels due to the impact of additional depreciation expense on buildings and machinery and equipment written up as a result of fresh start reporting. (See Notes to Consolidated Financial Statements for further details).

     IDT's gross margins increased $300,000 to 18.1% of revenues during 1993. During the first quarter of 1993, IDT won a decision by the order of the Board of Finance and Revenue of Pennsylvania, relating to a reassessment of use tax on casework sold during the period February 1988 through September 1990. As a result, an adjustment to decrease cost of revenues by $438,000 was recorded during 1993 resulting from the reversal of the provision relating to this contingency.

     IDT's Kensington division, which was sold during the fourth quarter of 1993, contributed to the overall gross margin by $378,000 and $385,000 for the years ended December 31, 1993 and 1992, respectively. IDT's gross margin percentage excluding the Kensington division, the 1993 sales tax adjustment and the one large project, which recognized a loss of $290,000 during 1993, would have been 9% higher than 1992. The improvement in gross margin results principally from significant charges incurred in 1992 related to project cost overruns. The project cost overruns of approximately $600,000 were due to weaknesses in sales and project management in specific territories. Controls have been established during 1993 to minimize these types of overruns.

Selling, General and Administrative Expenses                        1993         1992        % Change
- --------------------------------------------                        ----         ----        --------
                                                                            (In thousands)
Heat Technology Division                                                       $22,829       Not meaningful
  Pre-emergence                                                    $10,510
  Post-emergence                                                     9,302
IDT                                                                  7,908       7,690           3%
                                                                   -------     -------         -----
  Total                                                            $27,720     $30,519         (10%)
                                                                   =======     =======         =====

     For the pre and post-emergence periods in 1993, selling, general and administrative expenses of the Company amounted to 21.5% and 16.6% of net revenues respectively, compared with 21% for the year ended December 31, 1992. The increase in selling, general and administrative expenses during the pre-emergence period is attributable to the low level of sales during the same period. The major component in the overall decrease in 1993 over 1992 related to insurance expense. Adience was self-insured from November 1988 to June 1992 for workers' compensation and general liability. For this period, Adience is responsible for the first $250,000 of losses per occurrence. A loss calculation is performed at the end of each policy year summarizing incurred losses, paid losses and the outstanding reserve. Based upon this calculation and an estimate for potential changes in reserves and for new claims, Adience recorded an additional $2.3 million in insurance expense during the fourth quarter of 1992. In addition, the reduction in selling, general and administrative expenses is due to significant charges of approximately $1.1 million incurred in 1992 related to clean-up activities and other costs associated with the environmental issue at one of IDT's facilities. These activities were accounted for in 1992 and did not have a significant impact on operating costs in 1993.

     Other income (expense) for the pre-emergence period in 1993 includes retroactive health insurance premium refunds of approximately $215,000 for the Company's medical self-insurance program for the period September 1991 to February 1992. In addition, during June 1993, the Supreme Court of Pennsylvania held that the insurance policies covering these asbestosis and silicosis claims covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in effect. As a result of this judicial determination, the court awarded a refund to J.H. France for its pro rata share of the funds paid in these cases or

$265,000. Also included in other income (expense) for the post-emergence period in 1993 is the $220,000 loss on the sale of the Heat Technology Division's Los Angeles operations and the $94,000 loss on the sale of IDT's Kensington division. Both sales were recorded during December 1993.

Fiscal Year ended December 31, 1992 Compared to Fiscal Year ended December 31, 1991

     The following table sets forth as a percentage of net revenues certain items appearing in the Company's consolidated financial statements.

Percentage of Net Revenues

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                                   1992               1991
                                                                   ----               ----
Net revenues                                                      100.0%             100.0%
Cost of revenues                                                   83.2%              81.4%
Gross profit                                                       16.8%              18.6%
Selling, general and administrative expenses                       21.0%              17.5%
Operating (loss) profit                                            (4.2%)              1.1%
Interest and other income                                           0.1%               0.5%
Interest expense                                                    9.2%               7.5%
Other expense                                                        --                0.6%
Loss from continuing operations before
  reorganization items, income taxes,
  minority interest in subsidiary and
  extraordinary item                                              (13.3%)             (6.5%)

Net Revenues                                           1992        1991             % Change
- ------------                                           ----        ----             --------
(in thousands)
Heat Technology Division                             $ 97,276    $106,314             (9%)
IDT                                                    48,319      59,205            (18%)
                                                     --------    --------            -----
  Total                                              $145,595    $165,519            (12%)
                                                     ========    ========            =====

     During 1992, a decline in the demand for refractory products and services caused by a decrease in the production of refractory-using industries in the United States, particularly steel, precipitated the decline in revenues. Compounding the decline in demand for refractory products and services during 1992 was the effect of the Prepackaged Plan which increased customer apprehension.

     Net revenues for the Heat Technology Division's top ten customers declined by $3,500,000 in 1992. The contributing factors in this revenue decline were customer plant closings and major construction projects which were performed in 1991 and not repeated during 1992.

     IDT's revenues declined by $10,900,000 from 1991. IDT's primary market depends on the construction or refurbishing of educational buildings which, according to industry statistics, reported a 12% decline in capital expenditures in 1992. Industry reports attributed the decline to unusually conservative state and municipal budgets rather than a result of a permanent decline in demand. IDT's major market in the eastern portion of the United States declined, according to industry reports, by approximately 20%. IDT's revenues from this market segment suffered a corresponding percentage decline, which in turn accounted for 70% of IDT's total decrease in net revenues. In addition, the sale of EHB, one of IDT's divisions, in the first quarter accounted for 3% of the decrease in net revenues.

Cost of Revenues                                              1992       1991      % Change
- ----------------                                              ----       ----      --------
(in thousands)
Heat Technology Division                                     $ 81,262   $ 87,921        (8%)
IDT                                                            39,920     46,881       (15%)
                                                             --------   --------       -----
  Total                                                      $121,182   $134,802       (10%)
                                                             ========   ========       =====

     The Heat Technology Division's cost of revenues declined by 8% to 84% of net revenues, compared with 83% in 1991. Included in cost of revenues for 1992 was a $1,100,000 write-down of property, plant and equipment for a facility which was anticipated to close during 1993.

     IDT's cost of revenues declined in line with the reduction in net revenues. However, project cost overruns in excess of $600,000 and enhanced pricing pressures caused by the market also resulted in the increase in cost of revenues as a percentage of net revenues to 83% compared with 79% in 1991. The project cost overruns were due to weaknesses in sales and project management in specific territories. Management controls have been established by IDT to minimize these types of overruns by the creation of centralized estimating and project management departments which are responsible for the preparation of costs estimates and ongoing cost management of all IDT projects.


Selling, General and Administrative Expenses                  1992       1991      % Change
- --------------------------------------------                  ----       ----      --------
(in thousands)
Heat Technology Division                                     $22,829    $19,613       (16%)
IDT                                                            7,690      9,388       (18%)
                                                             --------   -------       -----
  Total                                                      $30,519    $29,001        (5%)
                                                             ========   ========       =====

     The increase in selling, general and administrative expenses for the Heat Technology Division reflects an adjustment to the workers' compensation and general liability insurance accrual accounts during the fourth quarter of 1992. Adience is self-insured for workers' compensation and general liability coverage for claims incurred during the period November 1988 to June 1992 for the first $250,000 of losses per occurrence. A loss calculation is performed at the end of each policy year summarizing incurred losses, paid losses and the outstanding reserve plus an estimate for potential changes in reserves and for new claims. Based upon this calculation, Adience recorded an additional $2,300,000 in insurance expense during the fourth quarter of 1992, representing Adience's portion of the outstanding reserves.

     In addition, as more fully described in the Notes to the Company's Consolidated Financial Statements, Adience agreed to indemnify IDT for any losses in excess of $250,000 resulting from the environmental issue at one of IDT's facilities. As a result of this indemnification, Adience recorded a $1,052,000 environmental liability which represents Adience's portion of IDT's liability for environmental issues.

     IDT's selling, general and administrative expenses decreased as a result of reduced sales commission expense on lower gross margin dollars.

     Included in reorganization items was the Company's settlement with its principal shareholder and his son as a result of Adience's Prepackaged Plan under Chapter 11 of the Bankruptcy Code. In addition, professional fees incurred as a result of the restructuring have also been segregated for presentation purposes.

Liquidity and Sources of Capital

     As described above, the Company's financial position at December 31, 1993 as presented in its Consolidated Financial Statements reflects fresh start reporting and the amount of New Senior Notes negotiated under the Prepackaged Plan. Consequently, it is not comparable to prior periods and comparisons normally discussed under this heading would not be meaningful.

     The following comments on operating cash flows, capital expenditures, working capital and liquidity are considered to be relevant in evaluating the Company's present financial position.

     The Company's principal sources of liquidity are cash from operations, cash on hand, and certain credit facilities available to the Company.

     The Prepackaged Plan included forgiveness of accrued interest totaling approximately $8.8 million and the value of the New Senior Secured Notes, cash and securities distributed was $17.5 million less than the allowed claims.

     Management of the Company believes that cash on hand and funds from operations, together with borrowings under credit facilities described below, will be sufficient to cover its working capital, capital expenditure and debt service requirements through 1994. The Company is actively seeking an increase in its credit line through its current lender or different financing resources. The Company expects average borrowings in 1994 to exceed those of 1993. The Company intends to seek further to strengthen its financial position and increase its financial flexibility and may from time to time consider possible additional transactions, including other capital market transactions.

     Net cash flows provided by operating activities totaled $1.0 million and $1.2 million for the six months ended December 31 and June 30, 1993, respectively. Included in net cash flows provided by operating activities is $4.3 million received during the six months ended June 30, 1993, which relates to a federal tax refund for net operating loss carrybacks. The Company has exhausted any future refunds for net operating loss carrybacks.

     As discussed previously, the Company benefited as a result of the Reorganization from a forgiveness of interest on the Old Subordinated Notes during the six months ended June 30, 1993. Future cash flows from operations will no longer receive such benefit. In addition, Adience's restructuring under Chapter 11 of the Bankruptcy Code had forced Adience to comply with stricter payment terms from major vendors beginning in 1992. During the current year, however, these stricter payment terms were suspended and accounts payable and accrued expenses increased by $2,469,000 during the six months ended June 30, 1993.

     Capital expenditures used $1.7 million of funds through December 31, 1993. During 1993, Adience committed to purchase a new plant facility to expand current production of a specific product line. The estimated total cost of this facility and the necessary capital expenditures for machinery and equipment will be $1.5 million and is expected to be partially financed through the Pennsylvania Industrial Development Authority. It is anticipated that necessary capital expenditures in future years will not exceed depreciation expense but will represent a material use of operating funds.

     Adience and IDT together had $5,293,000 and $1,762,000 in available credit as of December 31, 1993 and February 28, 1994, respectively, under its short-term borrowing arrangement with Congress Financial Corporation ("Congress").

     Short-term liquidity is dependent, in large part, on general economic conditions and the effect of those conditions on the steel industry. Due to the cyclical nature of the steel business and considering current trends and industry forecasts, it appears the recent period of low steel demand has ended. The Company's level of material shipments decreased by 29% during 1993, but construction activity remained relatively strong during the same period. It is anticipated that although construction activity will decline during the first half of 1994, material shipments are expected to increase during the same period.

     Financing Agreements. On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress for the twelve month period ending June 30, 1994. Under this agreement, Adience may request loan advances not to exceed the lesser of $12 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT guaranteed the Adience line of credit and pledged its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 8.5% at December 31, 1993). At December 31, 1993 and February 28, 1994, Adience had borrowed $8,007,000 and $11,595,000, respectively, under the credit facility. Letters of credit issued under the facility totaled $1 million at December 31, 1993, which reduced the availability under the financing arrangement in a like amount.

     IDT also renewed its financing agreement with Congress through June 30, 1994. Under this agreement, IDT may request loan advances not to exceed the lesser of $3 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets. Adience has guaranteed IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate. At December 31, 1993 and at February 28, 1994, no amounts were outstanding under this agreement. Letters of credit issued under the facility totaled $700,000 at December 31, 1993, which reduced the availability under the financing arrangement in a like amount.

     Both Adience and IDT pay commitment fees on the unused portion of their credit facilities. Under the terms of the financing agreements, both companies are required to maintain minimum levels of net worth of $1,500,000 and working capital of $12,000,000. The agreements additionally contain other restrictive covenants applicable to Adience and its subsidiaries which, among other things, limit (i) the incurrence of additional indebtedness, (ii) the granting of liens,
(iii) the making of loans, investments and guaranties, (iv) transactions with affiliates, (v) the payment of dividends and other distributions, (vi) the making of annual capital expenditures, and (vii) the disposition of real property.

     The following is a summary of certain of these covenants:

     Indebtedness. Adience may not, and may not permit any subsidiary to, create, incur, assume or permit to exist, contingently or otherwise, any indebtedness, except (a) indebtedness to Congress, (b) indebtedness consisting of unsecured current liabilities incurred in the ordinary course of its business which are not more than 90 days past due, (c) indebtedness incurred in the ordinary course of its business secured only by permitted liens (e.g., purchase money mortgages), (d) indebtedness other than for borrowed money, which is and remains contingent and unmatured, (e) indebtedness pursuant to the New Senior Notes, and (f) indebtedness to or from Adience's subsidiaries.

     Limitation on Liens. Adience may not, and may not permit any subsidiary to, create or suffer to exist any mortgage, pledge, security interest, lien, encumbrance, defect in title or restriction upon the use of their real or personal properties, whether now owned or hereafter acquired, except (a) the liens or security interest in favor of Congress, (b) tax, mechanics and other like statutory liens arising in the ordinary course of Adience's or its subsidiaries' respective businesses, (c) purchase money mortgages or other purchase money liens or security interest upon any specific fixed assets hereafter acquired, and (d) existing liens.

     Loans, Investments, Guaranties. Adience may not, and may not permit any subsidiary to, directly or indirectly, make any loans or advance money or property to any person, or invest in (by capital contribution or otherwise) or purchase or repurchase the stock or indebtedness or all or a substantial part of the assets or property of any person, or guarantee, assume, endorse, or otherwise be or become responsible for (directly or indirectly) the indebtedness, performance, obligations or dividends of any person or agree to do any of the foregoing, except (a) intercompany loans from and to Adience and its subsidiaries; (b) guarantees by any subsidiary of Adience with respect to the obligations in favor of Congress and guarantees by Adience and any subsidiary of Adience with respect to the obligations in favor of Congress and guarantees by Adience and any subsidiary of Adience with respect to the obligations of IDT in favor of Congress; (c) the endorsement of instruments for collection or deposit in the ordinary course of business; and (d) after written notice thereof to Congress, investments in the following instruments, which shall be pledged and delivered to Congress upon Congress' request, (i) marketable obligations issued or guaranteed by the United States of America or an instrumentality or agency thereof, maturing not more than one (1) year after the date of acquisition thereof, (ii) certificates of deposit or other obligations maturing not more than one (1) year after the date of acquisition thereof issued by any bank or trust company organized under the laws of and located in the United States of America or any state thereof and having capital, surplus and undivided profits of at least $100,000,000, and (iii) open market commercial paper with a maturity not in excess of two hundred seventy (270) days from the date of acquisition thereof which have the highest credit rating by either Standard & Poor's Corporation or Moody's Investors Service, Inc.

     Transactions with Affiliates. Adience may not, and may not permit any subsidiary to, directly or indirectly (a) purchase, acquire or lease any property or receive any services from, or sell, transfer or lease any property or services to, any affiliate of Adience, except for any such transactions between Adience and Adience's subsidiaries and except for such transactions on prices and terms no less favorable than would have been obtained in an arm's length transaction with a non-affiliated person; or (b) make any payment of management or other fees or of the principal amount of or interest on any indebtedness owing to any shareholder, officer, director or affiliate of Adience, except, that Adience and any subsidiary may make such payments to Adience or a subsidiary, as the case may be, when due.

     Dividends. Adience may not, and may not permit any subsidiary to, directly or indirectly, during any fiscal year, declare or pay any dividends on account of any shares of any class of capital stock of Adience or its subsidiary now or hereafter outstanding, or set aside or otherwise deposit or invest any sums for such purpose, or redeem, retire, defease, purchase or otherwise acquire any shares of any class of capital stock (or set aside or otherwise deposit or invest any sums for such purpose) for any consideration other than stock or apply or set apart any sums, or make any other distribution (by reduction of capital or otherwise) in respect of any such shares or agree to do any of the foregoing, except, that, dividends may be declared and paid to Adience by its subsidiaries on any class of capital stock or any other interest in, or measured by its profit, owned by Adience or any subsidiary of Adience, in each case out of legally available funds therefore and otherwise in accordance with applicable law.

     Capital Expenditures. (a) Adience may not, and may not permit any subsidiary to, in the aggregate for all of them, directly or indirectly, expend or commit to expend, capital expenditures in excess of $6,500,000 in any fiscal year of Adience, excluding capital expenditures paid under existing leases; and
(b) Adience may not, directly or indirectly, expend or commit to expend, capital expenditures in excess of $4,000,000 in any fiscal year of Adience, excluding capital expenditures paid under existing leases. IDT is subject to a capital expenditure limit of $2,500,000 in any fiscal year, excluding capital expenditures paid under existing leases.

     Real Property. Adience may not, and may not, permit any subsidiary to sell, lease (as lessor) transfer, or otherwise dispose of any of its or their, as the case may be, real property or any interest therein.

     As of December 31, 1993, Adience and IDT were in compliance with the covenants of their respective agreements. Adience's ability to continue to comply with such conditions is dependent upon Adience's ability to achieve specified levels of sales, profitable operations and borrowing availability. Waivers or amendments may be required in the future. Inability to achieve compliance could affect Adience's access to further borrowings or require it to secure additional capital by other means.

     Both Adience and IDT anticipate that the financing agreements with Congress will be renewed at June 30, 1994 or, alternatively, both companies will be able to secure financing from other sources. However, no commitment letters have been requested or received.

     Long-term liquidity is dependent upon the Company's ability to operate profitably and generate cash flow following favorable changes made to its capital structure and the restructuring of its management structure. Adience's New Senior Notes are due in June 2002, and may not be redeemed at the option of Adience prior to December 15, 1997. Adience has not yet formulated plans to meet these long-term debt requirements. The Indenture under which the New Senior Notes were issued contains restrictive covenants similar to those included in the financing agreements with Congress, and additionally limits the use of cash proceeds from the sale of Adience's assets. The Indenture provides that Adience may not make any asset sale outside of the ordinary course of business unless (i) such asset sale is for fair value and (ii) at least 50% of the consideration therefor received by Adience is in the form of cash and/or cash equivalents. In the case of the sale by Adience of all or substantially all of the stock of IDT or any other asset for which the gross cash proceeds exceed $2 million, Adience is required, within 180 days after the receipt of the net cash proceeds of such asset sale, to make an offer to repurchase the New Senior Notes at a price equal to 100% of the principal amount of the New Senior Notes plus accrued interest thereon. In addition, a default on the Congress financing agreement will result in a default under the Indenture.

     Both internal and external factors are material to the Company's long-term liquidity. External factors include general economic conditions, the performance of the steel industry and spending by public school systems. Long-term liquidity is dependent upon the Company's ability to control costs during periods of low demand so as to sustain positive cash flow from operations. The Company, even after the Reorganization, continues to operate with a significant amount of interest-bearing debt. Should additional financing be needed, the Company's access to new sources of capital or the amount of available and unused lines of bank credit may be limited.

     As more fully described under "BUSINESS -- Legal Proceedings," in February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio Facility. IDT had $1,106,000 accrued at December 31, 1992 for the clean-up of this site.

     In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200,000 (of which IDT paid $175,000 and Adience paid $25,000). In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At December 31, 1993, environmental accruals amounted to $783,000 which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $341,000 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility.

     Under the acquisition agreement pursuant to which IDT acquired the property from Adience, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made, accordingly, Adience is required to indemnify IDT for any losses in excess of $250,000. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by IDT in this matter, and has received assurance that Adience will honor such claim. Adience has reimbursed IDT $196,000; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

Item 8.  Financial Statements and Supplementary Data

     The following financial statements and related report and supplementary data are filed as part of this annual report.

                                                               Page in this
Financial Statements and Related Reports                       Annual Report
- ----------------------------------------                       -------------
Report of Independent Accountants
  Post-emergence for the six months ended December 31, 1993            28
  Pre-emergence at December 31, 1992 and the
    six months ended June 30, 1993                                     29

Consolidated Balance Sheets as of
  Post-emergence December 31, 1993 and Pre-emergence 1992              30

Consolidated Statements of Operations for the
  Post-emergence six months ended December 31, 1993,
  Pre-emergence six months ended June 30, 1993 and the
  Pre-emergence years ended December 31, 1992 and 1991                 32

Consolidated Statements of Cash Flows for the
  Post-emergence six months ended December 31, 1993,
  Pre-emergence six months ended June 30, 1993 and the
  Pre-emergence years ended December 31, 1992 and 1991                 33

Consolidated Statements of Shareholders' Equity (Deficit) for the
  Post-emergence six months ended December 31, 1993,
  Pre-emergence six months ended June 30, 1993 and the
  Pre-emergence years ended December 31, 1992 and 1991                 35

Notes to Consolidated Financial Statements                             36

Supplementary Data
- ------------------

Quarterly Data and Fourth Quarter Adjustments - Unaudited              56

              REPORT OF INDEPENDENT ACCOUNTANTS - POST-EMERGENCE
                       CONSOLIDATED FINANCIAL STATEMENTS


To the Board of Directors and Shareholders of Adience, Inc.

In our opinion, the accompanying consolidated financial statements listed in the Index appearing under Item 14(a)(1) and (2) on Page 58 present fairly, in all material respects, the financial position of Adience, Inc., and its subsidiaries (Adience) at December 31, 1993, and the results of their operations and their cash flows for the six months ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Adience's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Adience Plan of Reorganization was confirmed on May 4, 1993, and was consummated on June 30, 1993. Adience has accounted for the reorganization in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, Adience's assets and liabilities as of June 30, 1993, were restated by management, with the assistance of independent advisors, to their reorganized value, which approximated their fair value at the date of reorganization. The financial statements subsequent to the emergence from Chapter 11 have been prepared using a different basis of accounting and therefore, are not comparable to the pre-emergence consolidated financial statements.

As discussed in Notes 1 and 6, the Adience line of credit financing agreement expires June 30, 1994. Management expects that financing agreements with the lender will be renewed, or alternatively, that financing will be secured from other sources.



PRICE WATERHOUSE
Pittsburgh, Pennsylvania
March 28, 1994

               REPORT OF INDEPENDENT ACCOUNTANTS - PRE-EMERGENCE
                       CONSOLIDATED FINANCIAL STATEMENTS



To the Board of Directors and Shareholders of Adience, Inc.

In our opinion, the accompanying consolidated financial statements listed in the Index appearing under Item 14(a)(1) and (2) on Page 58 present fairly, in all material respects the financial position of Adience, Inc., and its subsidiaries (Adience) at December 31, 1992, and the results of their operations and their cash flows for the six months ended June 30, 1993, and for the year ended December 31, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Adience's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of Adience for the year ended December 31, 1991, were audited by other independent accountants whose report dated April 9, 1992, included an explanatory paragraph as to Adience's ability to continue as a going concern.

As discussed in Note 1 to the consolidated financial statements, the Adience Plan of Reorganization was confirmed on May 4, 1993, and was consummated on June 30, 1993. Adience has accounted for the reorganization in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, Adience's assets and liabilities as of June 30, 1993, were restated by management, with the assistance of independent advisors, to their reorganized value, which approximated their fair value at the date of reorganization.



PRICE WATERHOUSE
Pittsburgh, Pennsylvania
March 28, 1994

ERNST & YOUNG
ONE OXFORD CENTRE
PITTSBURGH, PA 15219
412-644-7800


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Adience, Inc.

We have audited the accompanying consolidated statements of income, cash flows, and shareholders' equity (deficit) of Adience, Inc. (Adience) and subsidiaries for the year ended December 31, 1991. These financial statements are the responsibility of Adience's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Adience and subsidiaries for the year ended December 31, 1991, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Adience will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, it is unlikely that Adience will be able to generate sufficient cash from operations to enable it to meet its debt obligations in June 1992. This condition raises substantial doubt about Adience's ability to continue as a going concern. Management's plans to mitigate these matters are also described in Notes 1 and 7. The 1991 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        ERNST & YOUNG

April 9, 1992

                                      29A

ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

                                                      Post-emergence  Pre-emergence
                                                      --------------  -------------
                                                       December 31    December 31,
                                                           1993           1992
                                                      --------------  -------------
Assets
Current assets:
 Cash and cash equivalents                                $  2,200        $ 2,048
 Short-term investments (certificate of deposit)                --            254
 Accounts receivable, less allowance
  (1993 - $1,287; 1992 - $1,556)                            27,046         27,392
 Inventories                                                18,650         19,568
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                          1,924          2,431
 Income tax receivable                                          --          3,030
 Prepaid expenses, deposits and other                        2,231          1,905
                                                      --------------  -------------
Total current assets                                        52,051         56,628
                                                      --------------  -------------
Deferred income taxes                                        3,609             --
Property, plant and equipment:
 Land                                                        2,763          1,000
 Buildings                                                  12,328          9,501
 Machinery and equipment                                    24,877         14,232
                                                      --------------  -------------
                                                            39,968         24,733
 Less allowances for depreciation                            7,151          9,065
                                                      --------------  -------------
                                                            32,817         15,668
Other assets                                                 4,720         10,141
Reorganization value in excess of
 amounts allocable to identifiable assets, net               9,190             --
                                                      --------------  -------------
Total assets                                              $102,387        $82,437
                                                      ==============  =============

                                                                 Post-emergence   Pre-emergence
                                                                 ---------------  --------------
                                                                  December 31,     December 31,
                                                                      1993             1992
                                                                 ---------------  --------------
Liabilities and shareholders' equity (deficit)
Current liabilities:
 Revolving lines of credit                                             $  9,185        $  8,507
 Current portion of long-term obligations                                   759             980
 Accounts payable                                                        11,424           9,087
 Salaries, wages and withholdings                                           953           1,001
 Payable to principal shareholder                                           569             538
 Accrued expenses                                                         3,727           6,269
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                                         619             684
 Accrued workers' compensation                                            6,466           4,074
 Accrued income taxes                                                     1,569              --
 Environmental liability                                                    783              --
 Deferred income taxes                                                       66              51
                                                                 ---------------  --------------
Total current liabilities                                                36,120          31,191
                                                                 ---------------  --------------
Payable to principal shareholder                                          3,189           3,758
Long-term obligations                                                    46,211           1,900
Environmental liability                                                      --           1,106
Deferred income taxes                                                     3,930              12
Liabilities subject to compromise:
 Old Senior Subordinated Reset Notes                                         --          65,474
 Accrued interest                                                            --          10,329
Minority interest in subsidiary                                           3,428           3,344
Shareholders' equity (deficit):
 Old common stock, $.015 par value;
  authorized 20,000,000 shares;
  issued 13,400,000 shares                                                   --             300
 New common stock, $.01 par value;
  authorized 20,000,000 shares;
  issued and outstanding 10,000,000 shares                                  100              --
 Additional paid-in capital                                              23,900              --
 Retained deficit                                                       (14,367)        (33,332)
 Foreign currency translation                                              (124)             84
                                                                 ---------------  --------------
                                                                          9,509         (32,948)
Less:
 3,400,000 shares of common stock in treasury, at cost                       --            (396)
 Prepaid contribution to employee stock ownership plan (ESOP)                --          (1,333)
                                                                 ---------------  --------------
Total shareholders' equity (deficit)                                      9,509         (34,677)
                                                                 ---------------  --------------
Total liabilities and shareholders' equity (deficit)                   $102,387        $ 82,437
                                                                 ===============  ==============

The accompanying notes are an integral part of these financial statements.

ADIENCE, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, Except Per Share Data)

                                                       Post-emergence                   Pre-emergence
                                                       --------------       -------------------------------------------
                                                      Six Months Ended      Six Months Ended
                                                        December 31,            June 30,        Years ended December 31,
                                                           1993                  1993             1992            1991
                                                        ------------        ----------------    --------        --------
Net revenues                                            $ 78,879               $68,171          $145,595        $165,519
Costs and expenses:
 Cost of revenues                                         67,588                55,474           121,182         134,802
 Selling, general and administrative                      13,096                14,624            30,519          29,001
 Amortization of intangible  asset                         9,011                    --                --              --
                                                        --------               -------          --------        --------
                                                          89,695                70,098           151,701         163,803
                                                        --------               -------          --------        --------
Operating (loss) profit                                  (10,816)               (1,927)           (6,106)          1,716
Other income (expense):
 Interest and other income                                   652                   258               148             896
 Interest expense                                         (3,812)               (2,360)          (13,445)        (12,360)
 Other expense                                                --                    --                --          (1,037)
                                                        --------               -------          --------        --------
                                                          (3,160)               (2,102)          (13,297)        (12,501)
                                                        --------               -------          --------        --------
Loss from continuing operations
 before reorganization  items, income taxes,
 minority interest in subsidiary and
  extraordinary item                                     (13,976)               (4,029)          (19,403)        (10,785)
Reorganization items:
 Professional fees                                          (746)                 (102)             (950)             --
 Write-off of unamortized debt discount                       --                  (455)               --              --
 Write-off of unamortized loan origination fees               --                (2,065)               --              --
 Adjust accounts to fair value                                --                23,165                --              --
 0ther                                                        --                    --            (4,848)             --
                                                        --------               -------          --------        --------
                                                            (746)               20,543            (5,798)             --
                                                        --------               -------          --------        --------
(Loss) income from continuing operations before
 income taxes, minority interest in subsidiary
 and extraordinary item                                  (14,722)               16,514           (25,201)        (10,785)
Inoome taxes (benefit)                                      (522)                  261              (726)         (2,272)
                                                        --------               -------          --------        --------
(Loss) income from continuing operations
 before minority interest in subsidiary
 and extraordinary item                                  (14,200)               16,253           (24,475)         (8,513)
Minority interest in subsidiary                               83                     1                81             337
                                                        --------               -------          --------        --------
(Loss) income from continuing operations
 before extraordinary item                               (14,283)               16,252           (24,556)         (8,850)
Discontinued operations:
 Loss from discontinued operations
  (net of tax benefits of $265 and $2,084)                    --                    --            (1,328)         (5,177)
 (Loss) gain on disposal of discontinued
  operations (net of taxes (benefits)
  of $0, $0, $(791), and $392)                               (84)                 (400)           (3,973)          1,852
                                                        --------               -------          --------        --------
                                                             (84)                 (400)           (5,301)         (3,325)
                                                        --------               -------          --------        --------
(Loss) income before extraordinary item                  (14,367)               15,852           (29,857)        (12,175)
Extraordinary item--gain on discharge of debt                 --                17,480                --              --
                                                        --------               -------          --------        --------
Net (loss) income                                       $(14,367)              $33,332          $(29,857)       $(12,175)
                                                        ========               =======          ========        ========
Earnings per common share:
 Loss from continuing operations                        $  (1.43)                 *                 *               *
 Loss from discontinued operations                         (0.01)                 *                 *               *
 Extraordinary item                                           --                  *                 *               *
                                                        --------               -------          --------        --------
Net loss per common share                               $  (1.44)                 *                 *               *
                                                        ========               =======          ========        ========
Average common shares outstanding                         10,000                  *                 *               *

* Earnings per common share are not meaningful prior to June 30,1993 due to the reorganization - see Note 1.

The accompanying notes are an integral part of these financial statements.

ADIENCE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

                                                       Post-emergence                      Pre-emergence
                                                       -------------       --------------------------------------------
                                                      Six Months Ended      Six Months Ended
                                                        December 31,            June 30,        Years ended December 31,
                                                           1993                  1993             1992            1991
                                                        ------------        ----------------    --------        --------
Cash flow from operating activities
Net (loss) income                                         $(14,367)              $ 33,332       $(29,857)       $(12,175)
Non-cash expenses and revenues included
 in income
 Depreciation and amortization                              11,431                  2,000          6,251           9,645
 Deferred income taxes                                        (784)                    --         (1,788)         (3,597)
 Provision for doubtful accounts                               380                    413          2,030           2,157
 Loss (gain) on disposal of
  discontinued operations                                       84                    400          4,764          (2,244)
 Loss on sale of divisions                                     314                     --             --              --
 (Gain) loss on disposal of property, plant and equipment     (170)                    23            254             571
 Minority interest                                              83                      1             81             337
Changes in operating assets and liabilities
 net of effects from disposals:
  Short-term investments                                       258                     (4)         3,947          (4,201)
  Accounts receivable                                        3,730                 (3,781)         7,400           6,793
  Inventories                                                1,929                   (159)           143           6,301
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                      1,557                 (1,050)         1,507            (334)
  Income tax receivable                                        288                  2,742           (282)           (819)
  Prepaid expenses, deposits and other                        (759)                   360            545          (1,383)
  Accounts payable, salaries, wages and
   withholdings, accrued expenses, workers'
    compensation and payable to principal
    shareholder                                             (2,119)                 2,469          4,098          (1,086)
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                          (679)                   614           (399)           (221)
  Accrued income taxes                                          20                  1,549             --              --
  Environmental liability                                     (241)                   (82)           846             260
  Other                                                         --                    470         (1,213)             --
Operating cash flows from reorganization items:
 Write-off of unamortized debt discount
  and loan origination fees                                     --                  2,520             --              --
 Adjust accounts to fair value                                  --                (23,165)            --              --
 Extraordinary gain on discharge of debt                        --                (17,480)            --              --
 Deferred computer costs                                        --                     --          5,798              --
Net cash provided by operating activities                      955                  1,172          4,125               4

Cash flow from investing activities
Purchase of property, plant and equipment                     (959)                  (697)        (2,l76)         (4,116)
Proceeds from sale of property,
 plant and equipment                                           237                     --             --              --
Proceeds from sale of divisions                                510                     --          2,406           5,650
Employee advances                                               --                     --             --            (220)
Deferred computer costs                                       (746)                  (305)          (742)             --
                                                          --------               --------         ------         -------
Net cash (used) provided by investing activities              (958)                (1,002)          (512)          1,314

                                                      Post-emergence                      Pre-emergence
                                                     ----------------      ---------------------------------------------
                                                     Six Months Ended      Six Months Ended
                                                        December 31,            June 30,        Years ended December 31,
                                                           1993                  1993             1992            1991
                                                      ---------------      ----------------     --------        --------
Cash flow from financing activities
Net borrowings (payments) on revolving
 lines of credit                                           2,527                (1,849)           (6,061)          4,318
Principal payments on long-term obligations                 (324)                 (369)             (867)         (2,113)
Loan origination fees paid                                    --                    --                --            (753)
Issuance of note receivable                                   --                    --                --            (600)
Other                                                         --                    --                --              39
                                                        --------               -------          --------        --------
Net cash provided (used) by financing activities           2,203                (2,218)           (6,928)            891
                                                        --------               -------          --------        --------
Net increase (decrease) in cash and cash
 equivalents                                               2,200                (2,048)           (3,315)          2,209
Cash and cash equivalents at beginning
 of period                                                     0                 2,048             5,363           3,154
                                                        --------               -------          --------        --------
Cash and cash equivalents at end of period                $2,200               $     0           $ 2,048         $ 5,363
                                                        ========               =======          ========        ========
Supplemental cash flow information:
 Cash paid for interest                                  $ 3,031               $   651           $ 3,116        $ 11,551
 Cash paid for income taxes                              $   211               $    32           $ 1,124        $  1,461

See Note 1 for significant non-cash transactions not reflected above. The accompanying notes are an integral part of these financial statements.

ADIENCE, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands of Dollars, Except Per Share Data)


                                                                                                                  Total
                                                     Additional Retained      Foreign                          Shareholders'
                                             Common   Paid-in   Earnings     Currency     Treasury                Equity
                                             Stock    Capital   (Deficit)   Translation     Stock      ESOP      (Deficit)
                                             ------  ---------- ---------   -----------   --------     ----    -------------

Balance at January 1,1991                    $ 300   $     --    $  8,700         $ 564      $(396)  $ (2,811)  $  6,357
 Net loss                                       --         --      (12,175)          --         --         --    (12,175)
 Repayment of loan to ESOP                      --         --          --            --         --      1,375      1,375
 Prepaid contribution to ESOP                   --         --          --            --         --       (715)      (715)
 Foreign currency translation adjustment        --         --          --            20         --         --         20
                                             ------  --------    --------         -----   --------     ------    -------
Balance at December 31,1991                    300         --      (3,475)          584       (396)    (2,151)    (5,138)
 Net loss                                       --         --     (29,857)           --         --         --    (29,857)
 Prepaid contribution to ESOP                   --         --          --            --         --        818        818
 Foreign currency translation adjustment        --         --          --          (500)        --         --       (500)
                                             ------  --------    --------         -----   --------     ------    -------
Balance at December 31,1992                    300         --     (33,332)           84       (396)    (1,333)   (34,677)
 Net loss--pre-emergence                        --         --      (7,313)           --         --         --     (7,313)
 Prepaid contribution to ESOP                   --         --          --            --         --        470        470
 Foreign currency translation adjustment        --         --          --           (44)        --         --        (44)
                                             ------  --------    --------         -----   --------     ------    -------
Balance at June 30,1993--pre-emergence         300         --     (40,645)           40       (396)      (863)   (41,564)
 Adjustments for reorganization:
  Extraordinary gain on discharge of debt       55     13,145      17,480            --         --         --     30,680
  Fresh start reporting adjustments             --     10,896      23,165            --        396        863     35,320
  Issuance of New Common Stock                (255)      (141)         --            --         --         --       (396)
                                             ------  --------    --------         -----   --------     ------    -------
Balance at June 30,1993--post-emergence        100     23,900          --            40         --         --     24,040
 Net loss                                       --         --     (14,367)           --         --         --    (14,367)
 Foreign currency translation adjustment        --         --          --          (164)        --         --       (164)
                                             ------  --------    --------         -----   --------     ------    -------
Balance at December 31,1993                  $ 100   $ 23,900    $(14,367)        $(124)  $     --     $   --    $  9,509
                                             ======  ========    ========         =====   ========     ======    =======

The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1993

(Dollar Amounts in Thousands, Except Share Data, Unless Otherwise Noted)

1. Basis of Presentation and Company Reorganization

Adience, Inc. ("Adience" or "Company") has experienced continued losses from continuing operations (before reorganization items) both pre- and post-emergence under Chapter 11. In addition, a write down of reorganization value in excess of amounts allocable to identifiable assets has been recorded at December 31, 1993, based on management's belief that a permanent impairment of this asset now exists. The Company is currently seeking to replace and improve the terms of its line of credit financing agreement with Congress Financial Corporation (Congress) which expires June 30, 1994.

The continued viability of the Company is dependent upon, among other factors, the ability to generate sufficient cash from operations, financing, or other sources that will meet ongoing obligations over a sustained period. Management has prepared detailed operating and financial plans which combine multifunctional resources as teams to respond better to customer needs, make an investment in product and service opportunities expected to produce a significantly greater return on investment, continue a cost control program begun in 1993, and assume refinancing of the line of credit arrangement on improved terms. Management believes that the successful implementation of this plan will enable the Company to continue as a going concern for a reasonable period.

There can be no assurance however, that such activities will achieve the intended improvement in results of operations or financial position.

A Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Prepackaged Plan") was filed by Adience and the Unofficial Committee of Noteholders of Adience on February 22, 1993. The Prepackaged Plan was confirmed by the United States Bankruptcy Court for the Western District of Pennsylvania on May 4, 1993 and consummated on June 30, 1993.

The Prepackaged Plan provided for a restructuring of Adience's capital structure and allowed the holders of $66 million aggregate principal amount of Adience's 15% Senior Subordinated Reset Notes ("Old Reset Notes") to exchange them for $49 million aggregate principal amount of new 11% Senior Secured Notes ("New Secured Notes") due June 15, 2002, plus common stock representing 55% of the outstanding common stock of Adience. The Prepackaged Plan included forgiveness of the accrued interest totaling approximately $8.8 million. The value of the cash and securities distributed was $17.5 million less than the allowed claims; the resultant gain is recorded as an extraordinary gain.

Neither Adience Canada, a wholly-owned subsidiary, or Information Display Technology, Inc. (IDT), a majority-owned subsidiary of Adience, guarantee the new 11% Notes issued by Adience under the reorganization plan. The new Notes are secured by a lien on all the assets of Adience, including the stock of IDT.

Adience Canada and IDT did not file plans of reorganization.

The sum of allowed claims plus post petition liabilities exceeded the reorganization value of the assets of Adience immediately before the date of consummation. Also, the Company experienced a change in control as pre-reorganization holders of common stock received less than 50% of the new common stock issued pursuant to the Prepackaged Plan. AICPA SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), requires that under these circumstances, a new reporting entity is created and assets and liabilities should be recorded at their fair values. This accounting treatment is referred to as "fresh start reporting". The Company's basis of accounting for financial reporting purposes changed on June 30, 1993 as a result of applying SOP 90-7. Specifically, application of SOP 90-7 required the adjustment of the Company's assets and liabilities to reflect a reorganization value generally approximating the fair value of the Company as a going concern on an unleveraged basis, the elimination of its retained deficit, and adjustments to its capital structure to reflect consummation of the Prepackaged Plan. Fresh start reporting has not been adopted by Adience Canada and IDT.

Adience has applied SOP 90-7 in preparing its consolidated balance sheet as of June 30, 1993. The balance sheet became the opening balance sheet for Adience, Inc., as reorganized, on July 1, 1993. Since the December 31, 1993 consolidated balance sheet has been prepared as if it is a new reporting entity, a solid black line has been shown to separate it from prior year information since it is not prepared on a comparable basis. The consolidated statements of operations and cash flows after June 30, 1993 are not comparable to the respective financial statements prior to such date, and the consolidated results of operations for the six months ended June 30, 1993 and the six months ended December 31, 1993 have therefore not been aggregated.

Reorganization value at the June 30, 1993 consummation date was determined by management with the assistance of independent advisors. The methodology employed involved estimation of enterprise value (i.e., the market value of the Company's debt and shareholders' equity), taking into account a discounted cash flow analysis, as well as the capitalization of earnings and cash flow approaches. The discounted cash flow analysis was based on five-year cash flow projections prepared by management.

The five-year cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the corporation, including, but not limited to, those with respect to the future courses of the Company's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected; and those differences may be material. The assumptions included: a rate of sales growth of approximately 2.5% per annum in excess of the anticipated rate of inflation; selling, general and administrative expenses, after adjustment for non-recurring items, increase in line with the rate of sales growth; operating profit margins for each of the five years are approximately equal to one half of the average annual operating profit margins achieved during the most recent profitable period of 1988-1990; and effective tax rates of 33%.

At June 30, 1993, the adjustment to record confirmation of the plan of $23 million was allocated to assets and liabilities as follows:

Inventories                                              $  1,287
Property, plant and equipment                              19,448
Reorganization value in excess of amounts
  allocable to identifiable assets                         18,329
Intangible assets                                          (3,032)
Deferred income taxes                                      (1,108)
Additional paid-in capital                                (10,896)
Prepaid contribution to employee stock ownership plan        (863)
                                                         --------
                                                         $ 23,165
                                                         ========

Current assets and liabilities were recorded at fair value. Property, plant and equipment was recorded at reorganization value, which approximated fair value in continued use, based on an independent appraisal. In addition, under SOP 90-7, the long-term debt was recorded at present values on June 30, 1993. The resulting unamortized discount is being accreted to interest expense over the term of the New Secured Notes (See Note 7).

Based on the allocation of equity value in conformity with SOP 90-7, the portion of the equity value which was not attributed to specific tangible or identifiable intangible assets of the reorganized Company of $18,329 was reported as "reorganization value in excess of amounts allocable to identifiable assets". This value was initially being amortized on a straight line basis in equal annual amounts over 9 years. On a quarterly basis, management will continue to evaluate the recoverability of the unamortized portion of the reorganization value in excess of amounts allocable to identifiable assets by comparing actual cash flows with the projected cash flows used to arrive at the reorganization value. Should a material difference exist, management will then consider whether the assumptions made in the preparation of the projected cash flows are still reasonable. If management is of the opinion that new projected cash flows are required and that a permanent impairment of the remaining reorganization value has occurred, a reduction of some or all of the unamortized value will be immediately recognized.

In the fourth quarter of 1993, the Company recorded a charge of $8 million to reduce the recorded reorganization value in excess of amounts allocable to identifiable assets based on management's comparison of actual cash flows post-emergence through December 31, 1993, with the projected cash flows used to arrive at the reorganization value. This comparison resulted in the preparation of new cash flow projections, which in turn led the Company to the conclusion that permanent impairment of the reorganization value has occurred and that an immediate reduction of approximately 50% of the remaining unamortized value needs to be recognized. This special charge increased the net loss for the six months ended December 31, 1993 by $8 million or $.80 per share. At December 31, 1993, accumulated amortization was approximately $9,011.

The effect of the plan of reorganization and the adoption of the provisions of SOP 90-7 in the Company's consolidated balance sheet as of June 30, 1993 was as follows:

ADIENCE, INC.                                             Adjustments to record confirmation of the plan
CONSOLIDATING BALANCE SHEET                  ADIENCE, INC.                       DR(CR)                 ADIENCE, INC.
AS OF JUNE 30, 1993                      (Debtor-in-possession)                                          Reorganized
UNAUDITED                                   Pre-confirmation         Debt       Exchange      Fresh        Balance
                                             Balance Sheet         Discharge    of Stock      Start         Sheet        IDT
                                         -----------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                  $   (2,219)                                                  $  (2,219)
  Short-term investments
   (certificate of deposit)                         258                                                         258
  Accounts receivable, less allowance
   (1993-$1,592)                                 14,111                                                      14,111       $ 13,411
  Intercompany accounts
   receivable (payable)                          (2,631)                                                     (2,631)         1,808
  Inventories                                    13,879                                     $  1,287 (3)     15,166          4,916
  Cost and estimated earnings in excess
   of billings on uncompleted contracts           1,101                                                       1,101          2,121
  Income tax receivable                               0                                                           0             65
  Prepaid expenses, deposits and other            1,038                                         (80)(3)         958             99
  Deferred income taxes                            (921)                                      1,359 (3)         438            921
                                         -----------------------------------------------------------------------------------------
Total current assets                             24,616                                       2,566          27,182         23,341
                                         -----------------------------------------------------------------------------------------
Deferred income taxes                              (222)                                                       (222)           220
Investment in subsidiaries                       19,118                                                      19,118
Property, plant and equipment
  Land                                              823                                       1,730           2,553            122
  Buildings                                       7,120                                       2,730           9,850          2,053
  Machinery and equipment                         8,954                                      10,082          19,036          3,284
                                         -----------------------------------------------------------------------------------------
                                                  16,897                                     14,542          31,439          5,459
  Less allowances for depreciation                 4,906                                      4,906               0          3,630
                                         -----------------------------------------------------------------------------------------
                                                  11,991                                     19,448 (3)      31,439          1,829
Other assets                                       7,020                                     (2,952)(3)       4,068            367
Reorganization value in excess of amounts
  allocable to identifiable assets                     0                                     18,329 (3)      18,329
                                         -----------------------------------------------------------------------------------------
Total assets                                    $ 62,523                                    $37,391         $99,914        $25,757
                                         =========================================================================================

ADIENCE, INC.
CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 1993                                          CONSOLIDATED
UNAUDITED                                     ADIENCE            ELIMIN            ADIENCE, INC.
                                              CANADA             DR(CR)            CONSOLIDATED
                                           -----------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                  $    35            $  2,184            $      0
  Short-term investments
   (certificate of deposit)                                                              258
  Accounts receivable, less allowance
   (1993-$1,592)                               2,949                                  30,471
  Intercompany accounts
   receivable (payable)                          827                  (4)                  0
  Inventories                                    932                                  21,014
  Cost and estimated earnings in excess
   of billings on uncompleted contracts          259                                   3,481
  Income tax receivable                          223                                     288
  Prepaid expenses, deposits and other           411                   4               1,472
  Deferred income taxes                            0                                   1,359
                                           -----------------------------------------------------
Total current assets                           5,636               2,184              58,343
                                           -----------------------------------------------------
Deferred income taxes                              2                                       0
Investment in subsidiaries                                       (19,118)                  0
Property, plant and equipment
  Land                                            55                                   2,730
  Buildings                                      629                                  12,532
  Machinery and equipment                      1,931                                  24,251
                                           -----------------------------------------------------
                                               2,615                                  39,513
  Less allowances for depreciation             1,775                                   5,405
                                           -----------------------------------------------------
                                                 840                                  34,108
Other assets                                     720                                   5,155
Reorganization value in excess of
  amounts allocable to
  identifiable assets                                                                 18,329
                                           -----------------------------------------------------
Total assets                                $  7,198            $(16,934)           $115,935
                                           =====================================================

ADIENCE, INC.                                             Adjustments to record confirmation of the plan
CONSOLIDATING BALANCE SHEET                  ADIENCE, INC.                       DR(CR)                 ADIENCE, INC.
AS OF JUNE 30, 1993                         Pre-confirmation                                             Reorganized
UNAUDITED                                (Debtor-in-possession)      Debt       Exchange      Fresh        Balance
                                             Balance Sheet         Discharge    of Stock      Start         Sheet        IDT
                                         -----------------------------------------------------------------------------------------
Liabilities and shareholders'
  equity (deficit)
Liabilities not subject to compromise:
Current liabilities:
  Revolving lines of credit                  $    1,914                                                    $  1,914      $   2,560
  Current portion of long term
    obligations                                     834                                                         834
  Accounts payable                                6,759                                                       6,759          3,206
  Salaries, wages and withholdings                  583                                                         583            294
  Payable to principal shareholder                  553                                                         553
  Accrued expenses                                2,945           $   450 (1)                                 2,495            600
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts                           321                                                         321            626
  Accrued workers' compensation                   6,076                                                       6,076            361
  Accrued interest                                    0            (2,924)(1)                                 2,924
  Income tax payable                              1,549                                                       1,549
  Deferred income taxes                                0                                                          0
                                         -----------------------------------------------------------------------------------------
Total current liabilities                        21,534            (2,474)                                   24,008          7,647
Payable to principal shareholder                  3,291                                                       3,291
Long term obligations                             1,531                                                       1,531            100
Environmental liability                               0                                                           0          1,024
Deferred income taxes                                (2)                                    $ (2,467)(3)      2,465
Liabilities subject to compromise
  Old Senior Subordinated Reset Notes            65,975            65,975 (1)                                     0
  Accrued interest                               11,758            11,758 (1)                                     0
  New Senior Secured Notes                            0           (44,579)(1)                                44,579
Minority interest in subsidiary                       0                                                           0
Shareholders' equity (deficit):
  Old common stock, $.015 par value;
    authorized 20,000,000 shares;
    issued 13,400,000 shares                        300                          $ 300 (2)                        0             13
  New common stock, $.01 par value;
    authorized 20,000,000 shares;
    issued and outstanding
       10,000,000 shares                              0               (55)(1)      (45)(2)                      100
  Additional paid in capital                          0            (13,145)(1)     141 (2)   (10,896)(3)     23,900          7,451
  Retained (deficit) earnings                   (40,689)           (17,480)(1)               (23,165)(3)        (44)         9,522
  Foreign currency translation                       84                                                          84
                                         -----------------------------------------------------------------------------------------
                                                (40,305)           (30,680)        396       (34,061)        24,040         16,986
Less:
  3,400,000 shares of common stock in
    treasury, at cost                              (396)                          (396)(2)                        0
  Prepaid contribution to employee stock
    ownership plan (ESOP)                          (863)                                        (863)(3)          0
                                         -----------------------------------------------------------------------------------------
Total shareholders' equity (deficit)            (41,564)           (30,680)          0       (34,924)        24,040         16,986
                                         -----------------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity (deficit)                           $   62,523           $       0       $  0      $(37,391)       $99,914        $25,757
                                         =========================================================================================

ADIENCE, INC.
CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 1993                                          CONSOLIDATED
UNAUDITED                                     ADIENCE            ELIMIN            ADIENCE, INC.
                                              CANADA             DR(CR)            CONSOLIDATED
                                           -----------------------------------------------------
Liabilities and shareholders'
  equity (deficit)
Liabilities not subject to compromise:
Current liabilities:
  Revolving lines of credit                                     $  2,184            $  6,658
  Current portion of long term
    obligations                                                                          834
  Accounts payable                           $   837                                  10,802
  Salaries, wages and withholdings                98                                     975
  Payable to principal shareholder                                                       553
  Accrued expenses                               370                                   3,465
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts                        351                                   1,298
  Accrued workers' compensation                                                        6,437
  Accrued interest                                                                     2,924
  Income tax payable                                                                   1,549
  Deferred income taxes                           51                                      51
                                           -----------------------------------------------------
Total current liabilities                      1,707               2,184              35,546
Payable to principal shareholder                                                       3,291
Long term obligations                                                                  1,631
Environmental liability                                                                1,024
Deferred income taxes                             14                                   2,479
Liabilities subject to compromise
  Old Senior Subordinated Reset Notes                                                      0
  Accrued interest                                                                         0
  New Senior Secured Notes                                                            44,579
Minority interest in subsidiary                                    3,345               3,345
Shareholders' equity (deficit):
  Old common stock, $.015 par value;
    authorized 20,000,000 shares;
    issued 13,400,000 shares                      10                 (23)                  0
  New common stock, $.01 par value;
    authorized 20,000,000 shares;
    issued and outstanding
       10,000,000 shares                                                                 100
  Additional paid in capital                                      (7,451)             23,900
  Retained (deficit) earnings                  5,467             (14,945)                  0
  Foreign currency translation                                       (44)                 40
                                           -----------------------------------------------------
                                               5,477             (22,463)             24,040
Less:
  3,400,000 shares of common stock in
    treasury, at cost                                                                      0
  Prepaid contribution to employee stock
    ownership plan (ESOP)                                                                  0
                                           -----------------------------------------------------
Total shareholders' equity (deficit)           5,477             (22,463)             24,040
                                           -----------------------------------------------------
Total liabilities and shareholders'
  equity (deficit)                           $ 7,198            $(16,934)           $115,935
                                           =====================================================

                                       40

The following entries record the provisions of the Plan and the adoption of fresh start reporting:

                                                DEBIT          CREDIT
                                                -----          ------
(1) Record debt discharge:
    Accrued expenses                              450
    Liabilities subject to compromise:
       Old Senior Subordinated Reset Notes     65,975
       Accrued interest                        11,758
    Discount on New Senior Secured Notes        4,500
       New Senior Secured Notes                                49,079
       Accrued interest                                         2,924
       New common stock                                            55
       Additional paid-in capital                              13,145
       Gain on debt discharge                                  17,480

(2)  Record exchange of stock for stock:
     Old common stock                             300
     Additional paid-in capital                   141
     New common stock                                              45
     Treasury stock                                               396

(3) Record assets and liabilities at fair value under fresh start reporting and eliminate retained deficit:

    Inventories                                 1,287
    Deferred income taxes                       1,359
    Property, plant and equipment              19,448
    Reorganization value in excess of
      amounts allocable to identifiable
        assets                                 18,329
      Prepaid expenses, deposits and other                         80
      Other assets                                              2,952
      Deferred income taxes                                     2,467
      Retained deficit                                         23,165
      Additional paid-in capital                               10,896
      Prepaid ESOP contribution                                   863

2.  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Adience, Adience Canada and IDT. All material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Cash Flow Reporting

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) basis. Inventories consist primarily of raw materials of $7,512 and $9,264, work-in-process of $2,374 and $3,311 and finished goods of $8,764 and $6,993 at December 31, 1993 and 1992, respectively.

Revenue Recognition

Approximately 59% of the six months ended December 31, 1993, 49% of the six months ended June 30, 1993, 55% of 1992 and 26% of 1991 revenues were recorded on the percentage of completion method of accounting, measured on the basis of costs incurred to estimated total costs which approximates contract performance to date. Provisions for losses on uncompleted contracts are made if it is determined that a contract will ultimately result in a loss.

Substantially all remaining revenue is comprised of direct product shipments to customers and short duration refractory material sales, installation and maintenance work, which are recorded as revenue when shipped and/or installed.

Property, Plant and Equipment

Property, plant and equipment was stated at cost. In conjunction with the adoption of fresh start reporting, all property, plant and equipment was adjusted to reflect reorganization value, which approximates fair value in continued use, based on an independent appraisal. Improvements to existing equipment that materially extend the life of properties are capitalized as incurred.

Expenditures for normal maintenance and repairs are charged to expense as incurred and amounted to $2,469 for the six months ended December 31, 1993, $2,167 for the six months ended June 30, 1993, $4,401 in 1992 and $4,033 in 1991. Depreciation expense is computed using both accelerated and straight-line methods based upon the estimated useful lives of the respective assets. Amortization of assets under capital leases is included in depreciation expense.

Goodwill

Goodwill resulting from acquisitions accounted for on the purchase method of accounting, was being amortized over 15 to 40 years on the straight-line method. Goodwill relating to domestic acquisitions was written off in conjunction with fresh start reporting. Remaining goodwill will be amortized over 15 years.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over its estimated useful life (see Note 1).

Income Taxes

Deferred income taxes are recorded to reflect certain items of income and expense recognized in different periods for financial reporting and tax purposes. Adience accounts for income taxes in accordance with the liability method.

In 1992 Adience adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability approach in accounting for income taxes. Prior to 1992, Adience applied the provisions of SFAS No. 96. There was no cumulative effect for this change in accounting principle as of January 1, 1992. However, as of December 31, 1993 and 1992, a deferred asset was recognized and an offsetting valuation reserve has been established for carryforwards not meeting the "more likely than not" criterion under SFAS No. 109.

Reclassifications

Certain items in the December 31, 1992 and 1991 financial statements have been reclassified and restated to conform with changes in classification adopted and required in 1993.

Earnings Per Common Share

Earnings per common share is computed by dividing income or loss by the weighted average number of shares outstanding. Earnings per share for pre-emergence periods is not presented since such information is not comparable with post-emergence earnings per share.

3.  Pro Forma Results of Operations (Unaudited)

The following consolidating pro forma statement of operations reflects the financial results of the Company as if the reorganization had been effective January 1, 1993:

ADIENCE, INC.
CONSOLIDATING PRO FORMA STATEMENT OF OPERATIONS

                                                                                                                          ADIENCE
                                                                                                                         Pro Forma
                                                                                                                          Income
                                                     ADIENCE                     Pro Forma Adjustments                   Statement
                                                     12/31/93                 Debit                 Credit                12/31/93
                                                    --------------------------------------------------------------------------------
Net revenues                                         $85,833                                                              $ 85,833
Cost and expenses:
     Cost of revenues                                 73,720                 $   571 (1)                                    74,291
     Selling, general and administrative              17,184                                       $   145 (1)              17,039
     Amortization of intangible asset                  9,011                                                                 9,011
                                                    --------------------------------------------------------------------------------
                                                      99,915                     571                   145                 100,341
                                                    ================================================================================
Operating (loss) profit                              (14,082)                                                              (14,508)
Other income (expense):
     Interest and other income                           770                                                                   770
     Interest expense                                 (6,051)                   1,297 (2)                                   (7,348)
                                                    --------------------------------------------------------------------------------
                                                      (5,281)                   1,297                    0                  (6,578)
                                                    ================================================================================
(Loss) income from continuing operations
     before reorganization items, income taxes
     and minority interest in subsidiary              (19,363)                                                             (21,086)
Reorganization items:
     Professional fees                                   (848)                                         848 (3)                   0
     Write-off of unamortized debt discount              (455)                                         455 (3)                   0
     Write-off of unamortized loan fees                (2,065)                                       2,065 (3)                   0
     Adjust accounts to fair value                     23,165                  23,165 (3)                                        0
                                                    --------------------------------------------------------------------------------
                                                       19,797                  23,165                3,368                       0
                                                    ================================================================================
Income (loss) from continuing operations before
     income taxes and minority interest in
     subsidiary                                           434                                                              (21,086)
Income taxes (benefit)                                   (926)                                                                (926)
                                                    --------------------------------------------------------------------------------
Income (loss) from continuing operations
     before minority interest in subsidiary             1,360                                                              (20,160)
Minority interest in subsidiary                            84                                                                   84
                                                    --------------------------------------------------------------------------------
Income (loss) from continuing operations              $ 1,276                $ 25,033             $  3,513                $(20,244)
                                                    ================================================================================


                                                                                                            Pro Forma
                                                                                 ADIENCE                   ADIENCE, INC.
                                                        IDT                       CANADA                   CONSOLIDATED
                                                      12/31/93                   12/31/93                    12/31/93
                                                    ---------------------------------------------------------------------
Net revenues                                           $48,047                   $13,170                      $147,050
Cost and expenses:
     Cost of revenues                                   39,355                     9,987                       123,633
     Selling, general and administrative                 7,908                     2,628                        27,575
     Amortization of intangible asset                                                                            9,011
                                                    ---------------------------------------------------------------------
                                                        47,263                    12,615                       160,219
                                                    =====================================================================
Operating (loss) profit                                    784                       555                       (13,169)
Other income (expense):
     Interest and other income                              50                        90                           910
     Interest expense                                     (120)                       (1)                       (7,469)
                                                    ---------------------------------------------------------------------
                                                           (70)                       89                        (6,559)
                                                    =====================================================================
(Loss) income from continuing operations
     before reorganization items, income taxes
     and minority interest in subsidiary                   714                      644                        (19,728)
Reorganization items:
     Professional fees                                                                                               0
     Write-off of unamortized debt discount                                                                          0
     Write-off of unamortized loan fees                                                                              0
     Adjust accounts to fair value                                                                                   0
                                                    ---------------------------------------------------------------------
                                                             0                        0                              0
                                                    =====================================================================
Income (loss) from continuing operations before
     income taxes and minority interest in
     subsidiary                                            714                     644                         (19,728)
Income taxes (benefit)                                     287                     378                            (261)
                                                    ---------------------------------------------------------------------
Income (loss) from continuing operations
     before minority interest in subsidiary                427                     266                         (19,467)
Minority interest in subsidiary                                                                                     84
                                                    ---------------------------------------------------------------------
Income (loss) from continuing operations               $   427                 $   266                        $(19,551)
                                                    =====================================================================

                                      44

(1) Reflects a six month impact of additional depreciation expense resulting from the write-up of property, plant and equipment and the reduction of goodwill amortization which was written off in conjunction with fresh start reporting.

(2)  Interest expense on reorganized long-term debt.

(3) Elimination of the effect of non-recurring reorganization items on operations.

4. Contracts In Progress

The status of contract costs on uncompleted construction contracts was as follows:


                                               Costs And Estimated   Billings In Excess
                                                Earnings In Excess     Of Costs And
                                                    Of Billings      Estimated Earnings   Total

December 31, 1993:
Costs and estimated earnings of $1,649              $ 20,113              $6,218         $26,331
Billings                                              18,189               6,837          25,026
                                                    --------              ------         -------
                                                    $  1,924              $  619         $ 1,305
                                                    ========              ======         =======
________________________________________________________________________________________________
December 31, 1992:
Costs and estimated earnings of $2,170               $12,658              $4,522         $17,180
Billings                                              10,227               5,206          15,433
                                                    --------              ------         -------
                                                    $  2,431              $  684          $1,747
                                                    ========              ======         =======

Accounts receivable at December 31, 1993 and 1992 include amounts billed but not yet paid by customers under retainage provisions of approximately $2,989 and $3,338, respectively. Such amounts are generally due within one year.

5. Other Assets

Included in other assets are the following:

                                                                                      December 31
                                                                               ------------------------
                                                                                 1993          1992
                                                                               ------------------------
Notes receivable from principal shareholder (Note 10)                          $    669        $  1,116
Notes receivable from sale of discountinued operations and other (Note 9)           214           1,416
Goodwill and organization costs                                                     609           2,971
Loan origination fees                                                               705           2,804
Investments                                                                         376             367
Pension asset                                                                       780             605
Deferred computer costs                                                             903             670
Deposit                                                                             250              --
Cash surrender value of life insurance policies                                      15             192
Other                                                                               199              --
                                                                               ------------------------
                                                                               $  4,720         $10,141
                                                                               ========================

6. Lines of Credit

On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress, through the twelve month period ending June 30, 1994. Under this agreement, Adience may request loan advances not to exceed the lesser of $12 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT has guaranteed the Adience line of credit and has pledged as collateral its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 8.5% at December 31, 1993). At December 31, 1993, Adience had borrowed $8,007 under the credit facility.

In addition, IDT entered into a financing agreement with Congress, which was also subsequently renewed through June 30, 1994. Under this agreement, IDT may request loan advances not to exceed the lesser of $3 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets. Adience guarantees IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate. At December 31, 1993, there were no borrowings outstanding under this agreement.

Both Adience and IDT pay commitment fees on the unused portion of their credit facility of 0.5%. Under the terms of the financing agreements, both companies are required to maintain certain financial ratios and meet other financial conditions. The agreements do not allow the companies to incur certain additional indebtedness, pay cash dividends, make certain investments, advances or loans and limits annual capital expenditures. As of December 31, 1993, Adience and IDT were in compliance with the covenants of their respective agreements. Adience's ability to continue to comply with such conditions is dependent upon Adience's ability to achieve specified levels of sales, profitable operations and borrowing availability. Waivers or amendments may be required in the future to ensure compliance. Inability to achieve compliance could affect Adience's access to further borrowings or require it to secure additional capital by other means.

Both companies anticipate the financing agreements with Congress will be renewed at June 30, 1994 or, alternatively, both companies will be able to secure financing from other sources. However, no commitment letters have been requested or received.

7.  Long-Term Obligations and Liabilities Subject to Compromise

Long-term obligations consisted of the following:

                                                                                      December 31
                                                                               ------------------------
                                                                                 1993           1992
                                                                               ------------------------
New Senior Secured Notes due 2002, interest at 11%                             $49,079         $    --
Capital lease obligations                                                          745            1,105
Notes payable with monthly installments of
  principal and interest of $22 through
  December 1997, interest at 10%                                                   836              913
Other (interest ranges from 10% to 13%)                                            560              862
                                                                               ------------------------
                                                                                51,220            2,880
Less: current portion                                                              759              980
                                                                               ------------------------
                                                                                50,461            1,900
Discount on New Senior Secured Notes                                             4,250               --
                                                                               ------------------------
                                                                               $46,211          $ 1,900
                                                                               ========================
Liabilities subject to compromise of the followng:
  Senior Subordinated Reset Notes due in 1999, interest at 15%                 $   --           $65,975
  Discount on Reset Notes                                                      $   --               501
                                                                               ------------------------
                                                                               $   --           $65,474
                                                                               ========================


In connection with the Plan of Reorganization, $49,079 of New Senior Secured Notes with an annual interest rate of 11% were issued under an indenture agreement dated as of June 30, 1993. The New Secured Notes are redeemable at the option of Adience after December 15, 1997. The New Secured Notes are not guaranteed by the subsidiaries of Adience. The New Secured Notes are secured by a lien on all the assets of Adience, including the stock of IDT.

Adience, on a consolidated basis, has agreed to certain restrictive covenants which are ordinary to such financings including, among other things, limitations on additional indebtedness, limitations on asset sales and restrictions on the payment of dividends.

Principal maturities of long-term obligations are as follows:

1994..........         $   759
1995..........             528
1996..........             429
1997..........             356
1998..........              69
Thereafter....          49,079
                       -------
                       $51,220
                       =======

Property, plant and equipment at December 31, 1993 and 1992 includes equipment, automobiles and trucks under capital leases with a net book value of $1,642 and $1,387, respectively. During the six months ended December 31 and June 30 1993, and the years ended 1992 and 1991 Adience incurred capital lease obligations of $309, $119, $565 and $1,241, respectively.

8.  Operating Leases

Adience leases certain buildings, machinery, and equipment under both short- and long-term lease arrangements. Future minimum lease commitments under non-cancelable operating leases are not significant. Rental expense relating to such leases was approximately $1.2 million for the six months ended December 31, 1993, $1.0 million for the six months ended June 30, 1993, $2.0 million in 1992 and $4.8 million in 1991.

9.  Discontinued Operations

During 1992, the Company's Geotec operation was sold for approximately $1.1 million in cash and $1.2 million in notes receivable, after concluding that Geotec's operations no longer fit Adience's long-term growth plans. In addition, the Company's Hotworks division, which provided preheating services to refractory maintenance companies, was sold during 1992 for $1.2 million in cash. During the six months ended December 31, 1993 and June 30, 1993, adjustments to the previously reported loss were made on these sales of approximately $84 and $400, respectively, which has been reflected as an additional loss on the disposal of discontinued operations in the consolidated statements of operations.

In November 1991, Adience sold its wholly owned subsidiary, Energy Technology, Inc. (Entec), for approximately $6.5 million. In addition, during 1991, Adience sold certain assets and all of the businesses of its Texas operations (Texops), Chemsteel, Inc., and Ward Duct Connectors, Inc. During 1992, an adjustment to the previously reported gain was made on these sales of approximately $1.1 million, which has been reflected as an additional loss on disposal of discontinued operations in the consolidated statement of operations.

The operating results of the discontinued operations are shown separately in the accompanying consolidated statements of operations. Prior year's statements of operations and related footnotes have been restated for comparative purposes. Net revenues of discontinued operations were $13,180 and $65,232 in 1992 and 1991, respectively.

10.  Related Party Transactions

Note receivable from the principal shareholder of Adience (current portion included in "Prepaid expenses, deposits and other"; 1993--$515; long-term portion included in "Other assets"; 1993--$669 and 1992--$1,116) is payable in semi-annual installments of principal and interest based on an amortization period of five years, with all remaining amounts outstanding due and payable on December 31, 1997.

In connection with the plan of reorganization, Adience entered into a new multi-year agreement, to be effective as of October 1, 1992, with the principal shareholder and a severance compensation agreement with his son for a period of seven and five years, respectively. The present value of these payments has been reflected in "Reorganization items-other" and total approximately $4.8 million for the year ended December 31, 1992.

11.  Research and Development Expense

Adience incurred research and development expense of $541, $541, $1,191 and $1,660 for the six months ended December 31 and June 30, 1993 and years ended December 31, 1992 and 1991, respectively, which amounts have been included in cost of revenues.

12.  Income Taxes

(Loss) income from continuing operations before income taxes, minority interest in subsidiary and extraordinary item consisted of:

                                      Post-emergence                             Pre-emergence
                                   -------------------------------------------------------------------------
                                    Six months ended     Six months ended         Years ended December 31,
                                    December 31, 1993      June 30, 1993          1992               1991
                                   -------------------------------------------------------------------------
Domestic                                $(14,720)             $15,868           $(25,800)          $(12,066)
Canadian                                      (2)                 646                599              1,281
                                   -------------------------------------------------------------------------
                                        $(14,722)             $16,514           $(25,201)          $(10,785)
                                   ==========================================================================

Federal, foreign, and state income taxes (benefits) from continuing operations consisted of the following:

                                      Post-emergence                             Pre-emergence
                                   -------------------------------------------------------------------------
                                    Six months ended     Six months ended         Years ended December 31,
                                    December 31, 1993      June 30, 1993          1992               1991
                                   -------------------------------------------------------------------------
Current:
  Federal                               $     --              $    --           $ (3,063)          $   (389)
  Foreign                                    113                  261                338                898
  State                                      150                   --                211                816
                                   -------------------------------------------------------------------------
Total current                                263                  261             (2,514)             1,325
                                   -------------------------------------------------------------------------
Deferred:
  Federal                                   (530)               4,340             (5,725)            (2,971)
  Foreign                                     38                   --                 23               (113)
  State                                      (93)                 536               (849)              (513)
  Reorganization valuation
   adjustment                                 --               (1,108)                --                 --
  Change in valuation
   allowance                                (200)              (3,768)             8,339                 --
                                   -------------------------------------------------------------------------
Total deferred                              (785)                  --              1,788             (3,597)
                                   -------------------------------------------------------------------------
Total income tax
  provision (benefit)                   $   (522)             $   261           $   (726)          $ (2,272)
                                    ========================================================================

The effective income tax rate from continuing operations varied from the statutory federal income tax (benefit) rate as follows:

                                            Post-emergence                             Pre-emergence
                                         -------------------------------------------------------------------------
                                          Six months ended     Six months ended         Years ended December 31,
                                          December 31, 1993      June 30, 1993          1992               1991
                                         -------------------------------------------------------------------------
Statutory federal income tax rate               (35.0)%               35.0%            (34.0)%           (34.0)%
Increases:
  State income taxes,
    net federal tax benefit                        --                  1.6              (2.8)              5.1
  Effect on Canadian income taxes                 1.0                  0.1               0.6               0.2
  Change in valuation allowance                  (1.3)               (11.2)             33.1                --
  Amortization of reorganization value           21.4                   --                --                --
  Other reorganization adjustments                9.9                 (4.4)               --                --
  Provision recorded to
    reorganization value                           --                 (3.3)               --                --
  Asset write-up for books                         --                 (3.1)               --                --
  Non taxable debt discharge                       --                (17.7)               --                --
  Reduction in NOL carryforward                    --                  3.1                --                --
  Other items                                     0.5                  0.7               0.2               7.6
                                         -------------------------------------------------------------------------
                                                 (3.5)%                0.8%             (2.9)%           (21.1)%
                                         =========================================================================

Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                                1993            1992
                                                            -----------------------------
Property, plant and equipment                               $  7,089          $     54
Pension accrual                                                  287               270
Accounting method change from LIFO                               618               927
                                                            -----------------------------
    Gross deferred tax liabilities                             7,994             1,251
                                                            -----------------------------
Inventory reserves                                              (275)             (260)
Accrued commissions and labor costs                           (4,475)           (4,273)
Bad debt reserve                                                (537)             (795)
State income & sales/use tax liability                           (29)             (340)
Environmental liability                                        (623)             (721)
IRS interest accrual                                            (400)             (400)
Contract settlement reserve                                        0              (380)
Inventory Section 263A costs                                    (214)             (238)
NOL carryforwards                                             (5,274)           (2,088)
Foreign tax credits                                             (543)             (525)
Minimum tax credits                                             (402)             (402)
Other                                                           (235)             (134)
                                                            -----------------------------
    Gross deferred tax assets                                (13,007)          (10,556)
Valuation allowance                                            5,400             9,368
                                                            -----------------------------
    Net deferred tax liability                              $    387          $     63
                                                            =============================

SFAS 109 requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. While the Company believes that the deferred income tax asset will be fully or partially realized by future operating results, losses in recent years and a desire to be conservative make it appropriate to record a valuation allowance.

As of December 31, 1993, Adience has a net operating loss carryforward for domestic federal income tax purposes of approximately $13,000 which will expire in 2007 and 2008. Minimum tax and foreign tax credits of $945 are also available to offset federal income tax liabilities to the extent that regular tax exceeds tentative minimum tax in subsequent years. Upon consummation of the plan of reorganization, Adience had an ownership change, as defined by Section 382 of the Internal Revenue Code, which may limit Adience's ability to utilize the pre-ownership change portion of its net operating loss and/or credit. In addition under the provisions of SOP 90-7, subsequent utilization of net operating loss carryforwards will be reflected as an adjustment to reorganization value in excess of amounts allocable to identifiable assets or paid-in capital. An examination of Adience's consolidated U.S. income tax returns for 1988 through 1990 is currently underway. Any resulting adjustments for those years will impact Adience's net operating loss carryforwards.

13.  Employee Benefits

Employee Stock Ownership Plan

During 1989, Adience established an Employee Stock Ownership Plan (ESOP) for most salaried and certain hourly U.S. employees who meet minimum age and service requirements. To fund the ESOP, Adience borrowed $2.5 million repayable over five years in equal quarterly payments plus interest. Proceeds of this borrowing were loaned to the ESOP on the same terms and used by the ESOP, along with cash contributions from Adience, to purchase 646,875 shares of Adience's common stock from its principal shareholder during 1990 and 1989. Effective June 30, 1993 all shares held by the ESOP were allocated to the ESOP participants' accounts. On July 1, 1993, the Company suspended any future recognition of expense related to the ESOP. Accordingly, the Company has no intention at this time to issue more shares of its common stock to the ESOP. Contributions to the ESOP charged to expense for the six months ended December 31 and June 30, 1993 and the years ended 1992 and 1991 amounted to $0, $470, $863 and $918, respectively.

Contributions by Adience to the ESOP were used to make loan interest and principal payments. With each principal and interest payment, a portion of the common stock was allocated to participating employees. During 1991, Adience repaid the outstanding balance on the ESOP note. Interest expense on the ESOP borrowings amounted to approximately $81 for 1991.

Other Employee Benefit Plans

During 1992, Adience initiated a 401(k) Savings Plan. This plan covers substantially all non-bargaining employees, including those employed by IDT, who meet minimum age and service requirements. The Company matches employee contributions of up to 8 percent of compensation at a rate of 25 percent. Amounts charged against income totaled $79 for the six months ended December 31, 1993, $84 for the six months ended June 30, 1993 and $105 for the year ended December 31, 1992.

Adience and subsidiaries maintain various defined benefit pension plans covering substantially all hourly employees. The plans provide pension benefits based on the employee's years of service or the average salary for a specific number of years of service. Adience's funding policy is to make annual contributions to the extent deductible for federal income tax purposes.

Plan assets and projected benefit obligations for service to date for Adience's defined benefit pension plans aggregated approximately $7,466 and $6,220, respectively, at December 31, 1993. The comparable amounts at December 31, 1992 were $6,980 (assets) and $5,573 (obligations). The components of net periodic pension cost for the six months ended December 31 and June 30, 1993 and the years ended December 31, 1992 and 1991 are not material to the consolidated financial statements.

Certain union employees of Adience and subsidiaries are covered by multi-employer defined benefit retirement plans. Expense relating to these plans amounted to $828, $632, $1,037 and $1,421 for the six months ended December 31, 1993 and June 30, 1993 and the years ended December 31, 1992 and 1991, respectively.

In December 1990, the Financial Accounting Standards Board issued SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), that requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when the benefits are paid. The Company currently provides only life insurance benefits to certain of its hourly and salaried employees on a fully insured basis. Adoption of SFAS No. 106 did not have a material impact on the Company's consolidated financial statements. In November 1992, the Financial Accounting Standards Board issued new rules that require that the projected future cost of providing postemployment benefits be recognized as an expense as employees render service instead of when the benefits are paid. The Company believes its accrual for postemployment benefits (workers' compensation) is adequate.

14.  Commitments and Contingencies

At December 31, 1993, Adience had $1,700 in irrevocable standby letters of credit outstanding, not reflected in the accompanying consolidated financial statements, as guarantees in force for various insurance policies, performance and bid bonds. These instruments are usually for a period of one year or the duration of the contract. The letters of credit reduce Adience's availability under the Congress credit facility.

In February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio facility. IDT had $1,106 accrued at December 31, 1992 for the clean up of this site.

In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200 (of which IDT paid $175 and Adience paid $25). In addition, the consent order requires the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At December 31, 1993, environmental accruals amounted to $783 which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $341 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility.

Under the acquisition agreement pursuant to which IDT acquired the property from Adience, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property.
No disclosure of storage or disposal of hazardous material on the site was made, accordingly, Adience is required to indemnify IDT for any losses in excess of $250. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by IDT in this matter, and has received assurance that Adience will honor such claim. Adience has reimbursed IDT $196; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

Adience is also engaged in various other legal actions arising in the ordinary course of business. Management believes after discussions with internal and external counsel that the ultimate outcome of the proceedings will not have a material adverse effect on Adience's consolidated financial position.

15.  Industry Segment Data

Adience operates in two principal industries-heat technology and through IDT's information display products. All operations in a third industry, the industrial services and products division, were divested by the end of 1992. The heat technology division is engaged in the production, installation, and maintenance of specialty refractory products, principally for the ferrous and nonferrous metal industries, throughout the United States and Canada. The information display segment manufactures and installs writing and projection surfaces, custom cabinets, and external architectural building panels. The information display segment's primary markets are educational facilities and healthcare institutions.

The 1991 income statement related data has been restated to reflect continuing operations. See Note 9.

                                            Post-emergence                             Pre-emergence
                                         -------------------------------------------------------------------------
                                          Six months ended     Six months ended         Years ended December 31,
                                          December 31, 1993      June 30, 1993          1992               1991
                                         -------------------------------------------------------------------------
Net revenues:
  Heat technology                            $ 54,572               $ 44,431          $ 97,276           $106,314
  Information display                          24,307                 23,740            48,319             59,205
                                         -------------------------------------------------------------------------
                                               78,879                 68,171           145,595            165,519
Operating (loss) profit:
  Heat technology                              (1,264)                 2,377             2,980              5,810
  Information display                             704                     80               709              2,936
  Corporate expense                           (10,256)                (4,384)           (9,795)            (7,030)
                                         -------------------------------------------------------------------------
Total operating (loss) profit                 (10,816)                (1,927)           (6,106)             1,716

Interest and other income                         652                    258               148                896
Interest expense                               (3,812)                (2,360)          (13,445)           (12,360)
Other expense                                      --                     --                --             (1,037)
                                         -------------------------------------------------------------------------
Loss from continuing operations
  before reorganization items,
  income taxes, minority interest
  in subsidiary and extraordinary
  item                                       $(13,976)              $ (4,029)        $ (19,403)         $ (10,785)
                                         =========================================================================

                                          December 31,                   December 31,
                                              1993                1992                  1991
                                         -------------------------------------------------------
Identifiable assets:
  Heat technology                          $ 60,997            $42,858                $ 58,894
  Information display                        22,742             24,093                  28,159
  Industrial services and products              163              1,138                   9,418
  Corporate                                  18,485             14,348                  14,993
                                         -------------------------------------------------------
Total assets                               $102,387            $82,437                $111,464
                                         =======================================================

Substantially all revenues (91% in 1993) are recorded by domestic operations with the balance by Canadian operations.

                                            Post-emergence                             Pre-emergence
                                         -------------------------------------------------------------------------
                                          Six months ended     Six months ended         Years ended December 31,
                                          December 31, 1993      June 30, 1993          1992               1991
                                         -------------------------------------------------------------------------
Depreciation and amortization expense:
  Heat technology                              $1,752                $1,161            $3,676             $2,943
  Information display                             189                   321               591                697
  Corporate                                     9,490                   518             1,529              1,574
Capital expenditures:
  Heat technology                                 877                   585             1,888              3,349
  Information display                              66                    61               278                168
  Corporate                                        16                    51                10                138

Intersegment revenues are accounted for at prices comparable to unaffiliated customer sales. Operating (loss) profit is total revenues less operating expenses, excluding interest. Adience performs certain management and administrative services for IDT. The fee paid by IDT for these services has been charged at the rate of $300 per annum in 1993 and $135 per annum in 1992 and 1991. Corporate assets consist primarily of notes receivable, property, plant and equipment and reorganization value in excess of amounts allocable to identifiable assets.

Adience's products are sold and revenues are derived from companies in diversified industries. Credit is extended to customers based upon an evaluation of the customers' financial condition and generally collateral is not required. At December 31, 1993 and 1992, accounts receivable from customers in the steel and steel-related industries total approximately $9,548 and $9,521, respectively. Credit losses relating to customers in the steel and steel-related industries have been within management's expectations.

Note 16 - Quarterly Data and Fourth Quarter Adjustments (Unaudited)

The following table sets forth selected highlights for each of the fiscal quarters during the six months ended June 30 and December 31, 1993 and the year ended December 31, 1992:

                                                                      Pre-emergence                   Post-emergence
                                                               ---------------------------------------------------------------
Quarter ended 1993                                             March 31          June 30       September 30        December 31
- -------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                   $32,563           $35,608          $40,348            $ 38,531
Cost of revenues                                                25,836            29,638           33,672              33,916
Operating loss                                                     (70)           (1,857)             (52)            (10,764)
Income (loss) before extraordinary item                         (1,930)           17,782           (2,265)            (12,102)
Net income (loss)                                               (1,930)           35,262           (2,265)            (12,102)
Earnings (loss) per common share
  before extraordinary item                                        *                 *            $ (0.23)           $  (1.21)
Net earnings (loss) per common share                               *                 *            $ (0.23)           $  (1.21)
Average common shares outstanding                                  *                 *             10,000              10,000
- -------------------------------------------------------------------------------------------------------------------------------

                                                                                       Pre-emergence
                                                               ---------------------------------------------------------------
Quarter ended 1993                                             March 31          June 30       September 30        December 31
- -------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                   $35,090           $38,593          $39,516            $32,396
Cost of revenues                                                28,425            30,995           31,497             30,265
Operating profit (loss)                                            105               428              996             (7,635)
Loss before extraordinary item                                  (1,981)           (1,556)          (4,147)           (22,173)
Net loss                                                        (1,981)           (1,556)          (4,147)           (22,173)
Earnings (loss) per common share
  before extraordinary item                                        *                  *               *                  *
Net earnings (loss) per common share                               *                  *               *                  *
Average common shares outstanding                                  *                  *               *                  *
- -------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per common share for the fourth quarter of 1993 included a special charge of $8 million for write-down of the Company's reorganization value in excess of amounts allocable to identifiable assets and a $314 loss on the sale of two divisions. Excluding these adjustments, net earnings (loss) per common share for the fourth quarter was $(0.38).

Net loss for the fourth quarter of 1992 included a charge of $5.8 million related to the Company's impending restructuring under the Prepackaged Plan and a $2.3 million charge for insurance expense related to the Company's self-insurance programs for workers' compensation and general liability coverage. Additionally, fourth quarter results were reduced by a pre-tax charge for business divestitures of $2.4 million, a $1.2 million write-down in the value of property, plant and equipment and a $1.1 million charge for the environmental issue at one of the Company's facilities. Excluding these special items, the net loss for the fourth quarter and the year was $9.4 million and $17.1 million, respectively.

* Earnings per common share are not meaningful prior to June 30, 1993 due to the reorganization - see Note 1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning the directors and executive officers of the Company required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of its Shareholders.


Item 11. Executive Compensation

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Company's Proxy Statement for the 1994 Annual Meeting of its Shareholders, except for Compensation Committee Report and Performance Graph set forth therein, which are not deemed incorporated herein and shall not be deemed filed for purposes of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to the material appearing under the heading "Principal Shareholders" in the Company's Proxy Statement for the 1994 Annual Meeting of its Shareholders.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Company's Proxy Statement for the 1994 Annual Meeting of its Shareholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1)  Financial Statements:

     The consolidated financial statements of the Company and its subsidiaries, including a list of such financial statements, are contained in Item 8 of this annual report, and the index thereto is hereby incorporated by reference.

(a)(2)  Financial Statement Schedules:

                                                                        Page in this
Schedules and Related Report                                            Annual Report
Schedule II - Amounts Receivable from Related Parties and Underwriters,
and Employees other than Related Parties                                      68

Schedule IV - Indebtedness of and to Related Parties--Not Current             70

Schedule V - Property, Plant and Equipment                                    71

Schedule VI - Accumulated Depreciation, Depletion and Amortization of
Property, Plant and Equipment                                                 72

Schedule VIII - Valuation and Qualifying Accounts                             73

Schedule IX - Short-Term Borrowings                                           74

All other Financial Statement Schedules are omitted either because they are not applicable or are not material, or the information required therein is contained in the consolidated financial statements or notes thereto set forth in Item 8 hereto.

(a)(3)  Exhibits:

Exhibit No.                                     Description

2.1 Plan of Reorganization, as Further Modified, dated May 4, 1993 filed as Exhibit 2.1 to Registration Statement No. 33-72024 (the Registration Statement) and incorporated by reference.

3.1     Restated Certificate of Incorporation of Adience, Inc. filed as
        Exhibit 3.1 to the Registration Statement and incorporated by reference.

3.2 By-laws of Adience, Inc., filed as Exhibit 3.2 to the Registration Statement incorporated by reference.

4.1 Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement incorporated by reference.

4.2 Indenture, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.2 to the Registration Statement incorporated by reference.

4.3 Specimen Form of Senior Secured Note, filed as Exhibit 4.3 to the Registration Statement incorporated by reference.

10.1    Accounts Financing Agreement [Security Agreement], dated
        June 30, 1993, between Congress Financial Corporation and Adience, Inc. filed as Exhibit 10.1 to the Registration Statement incorporated by reference.

10.2 Covenant Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.2 to the Registration Statement incorporated by reference.

10.3 Restatement and Acknowledgment, dated June 30, 1993, among Adience, Inc., Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.3 to the Registration Statement incorporated by reference.

10.4 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.4 to the Registration Statement incorporated by reference.

10.5    Trade Financing Agreement Supplement to Accounts Financing
        Agreement [Security Agreement], dated June 30, 1003, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.5 to the Registration Statement incorporated by reference.

10.6    Amendment to Trademark Collateral Assignment and Security
        Agreement, dated as of June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.6 to the Registration Statement incorporated by reference.

10.7 Amendment to Patent Collateral Assignment and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.7 to the Registration Statement incorporated by reference.

10.8    Pledge and Security Agreement, dated June 30, 1993, between
        Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.8 to the Registration Statement incorporated by reference.

10.9 Guarantee and Waiver, dated June 30, 1993, by Information Display Technology, Inc. to Congress Financial Corporation, filed as Exhibit
        10.9 to the Registration Statement incorporated by reference.

10.10   Accounts Financing Agreement [Security Agreement], dated
        June 30, 1993, between Congress Financial Corporation and Information Display Technology, Inc., filed as Exhibit 10.9 to the Registration Statement incorporated by reference.

10.11 Covenant Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.11 to the Registration Statement incorporated by reference.

10.12 Restatement and Acknowledgment, dated June 30, 1993, among Information Display Technology, Inc., Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.12 to the Registration Statement incorporated by reference.

10.13 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.13 to the Registration Statement incorporated by reference.

10.14   Trade Financing Agreement Supplement to Accounts Financing
        Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as
        Exhibit 10.14 to the Registration Statement incorporated by reference.

10.15   Amendment to Trademark Collateral Assignment and Security
        Agreement, dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.15 to the Registration Statement incorporated by reference.

10.16 Guarantee and Waiver, dated June 30, 1993, by Adience, Inc. to Congress Financial Corporation, filed as Exhibit 10.16 to the Registration Statement incorporated by reference.

10.17 Amendment to Open-End Mortgage and Security Agreement, dated as of June 30, 1993, between Congress Financial Corporation and Adience, Inc., filed as Exhibit 10.17 to the Registration Statement incorporated by reference.

10.18   Security Agreement, dated June 30, 1993, between Congress
        Financial Corporation and Adience Canada, Inc., filed as Exhibit 10.18 to the Registration Statement incorporated by reference.

10.19 Guarantee, dated June 30, 1993, by Adience Canada, Inc. to Congress Financial Corporation, filed as Exhibit 10.19 to the Registration Statement incorporated by reference.

10.20 Security Agreement, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit
        10.20 to the Registration Statement incorporated by reference.

10.21   Trademark Collateral Assignment and Security Agreement, dated
        June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.21 to the Registration Statement incorporated by reference.

10.22   Patent Collateral Assignment and Security Agreement, dated
        June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.22 to the Registration Statement incorporated by reference.

10.23 Pledge and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.23 to the Registration Statement incorporated by reference.

10.24 Employment Agreement, dated as of February 25, 1992, between Willard M. Bellows and Adience, Inc., filed as Exhibit 10.24 to the Registration Statement incorporated by reference.

10.25   Employment Agreement, dated as of February 25, 1992, between
        Stephen M. Grimshaw and Adience, Inc., filed as Exhibit 10.25 to the Registration Statement incorporated by reference.

10.26 Employment Agreement, dated as of February 25, 1992, between Charles C. Torie and Adience, Inc., filed as Exhibit 10.26 to the Registration Statement incorporated by reference.

10.27 Profit Sharing Plan of Adience, Inc., filed as Exhibit 10.27 to the Registration Statement incorporated by reference.

10.28 Employees Stock Ownership Plan of Adience, Inc., filed as Exhibit 10.28 to the Registration Statement incorporated by reference.

24.1    Consent of Ernst & Young.

     The Company agrees to furnish to the Commission upon request copies of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which are not filed as a part of this annual report.

(b)  Reports on Form 8-K:    None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        ADIENCE, INC.

                                                By:  /s/  Fletcher L. Byrom
                                                   --------------------------
                                                        Fletcher L. Byrom
                                                    Chairman of the Board of
                                                       Directors and Chief
                                                        Executive Officer

Date:  March 29, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated as of March 29, 1994:


/s/  Harry Holiday, Jr.
- ------------------------------                  ------------------------------
     Harry Holiday, Jr.                                 Herbert T. Kerr
          Director                                          Director

/s/  James B. Upchurch
- ------------------------------                  ------------------------------
     James B. Upchurch                                  James H. McConomy
          Director                                          Director

/s/  A. Stanley West
- ------------------------------                  ------------------------------
     A. Stanley West                                    Gregory D. Curtis
          Director                                           Director

/s/  Stephen M. Grimshaw                        /s/  Fletcher L. Byrom
- ------------------------------                  ------------------------------
     Stephen M. Grimshaw                             Fletcher L. Byrom
Vice President-Finance and Treasurer                      Director
  (Principal Financial Officer                    (Principal Executive Officer)
 and Principal Accounting Officer)

                             EXHIBITS TO FORM 10-K

                                 ADIENCE, INC.

                                 ADIENCE, INC.
               FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1991

                                 EXHIBIT LIST

     The following exhibits are required to be filed with this annual report on Form 10-K. Exhibits are incorporated herein by reference to other documents pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, as indicated in the list. Exhibits not incorporated herein by reference follow the list. The page numbers where each such exhibit may be found under the Commission's sequential numbering system are also indicated.


Exhibit No.                         Description
- -----------                         -----------

   2.1 Plan of Reorganization, as Further Modified, dated May 4, 1993 filed as Exhibit 2.1 to Registration Statement No. 33-72024 (the Registration Statement) and incorporated by reference.

   3.1        Restated Certificate of Incorporation of Adience, Inc. filed as
              Exhibit 3.1 to the Registration Statement and incorporated by reference.

   3.2 By-laws of Adience, Inc., filed as Exhibit 3.2 to the Registration Statement incorporated by reference.

   4.1 Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement incorporated by reference.

   4.2 Indenture, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.2 to the Registration Statement incorporated by reference.

   4.3 Specimen Form of Senior Secured Note, filed as Exhibit 4.3 to the Registration Statement incorporated by reference.

  10.1        Accounts Financing Agreement [Security Agreement], dated
              June 30, 1993, between Congress Financial Corporation and Adience, Inc. filed as Exhibit 10.1 to the Registration Statement incorporated by reference.

  10.2 Covenant Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.2 to the Registration Statement incorporated by reference.

  10.3 Restatement and Acknowledgment, dated June 30, 1993, among Adience, Inc., Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.3 to the Registration Statement incorporated by reference.

  10.4 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as
              Exhibit 10.4 to the Registration Statement incorporated by reference.

  10.5 Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit
              10.5 to the Registration Statement incorporated by reference.

  10.6 Amendment to Trademark Collateral Assignment and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.6 to the Registration Statement incorporated by reference.

  10.7 Amendment to Patent Collateral Assignment and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.7 to the Registration Statement incorporated by reference.

  10.8 Pledge and Security Agreement, dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit
              10.8 to the Registration Statement incorporated by reference.

  10.9 Guarantee and Waiver, dated June 30, 1993, by Information Display Technology, Inc. to Congress Financial Corporation, filed as
              Exhibit 10.9 to the Registration Statement incorporated by reference.

 10.10        Accounts Financing Agreement [Security Agreement], dated
              June 30, 1993, between Congress Financial Corporation and Information Display Technology, Inc., filed as Exhibit 10.9 to the Registration Statement incorporated by reference.

 10.11 Covenant Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as
              Exhibit 10.11 to the Registration Statement incorporated by reference.

 10.12 Restatement and Acknowledgment, dated June 30, 1993, among Information Display Technology, Inc., Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.12 to the Registration Statement incorporated by reference.

 10.13 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.13 to the Registration Statement incorporated by reference.

 10.14 Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.14 to the Registration Statement incorporated by reference.

 10.15 Amendment to Trademark Collateral Assignment and Security Agreement, dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as
              Exhibit 10.15 to the Registration Statement incorporated by reference.

 10.16 Guarantee and Waiver, dated June 30, 1993, by Adience, Inc. to Congress Financial Corporation, filed as Exhibit 10.16 to the Registration Statement incorporated by reference.

 10.17 Amendment to Open-End Mortgage and Security Agreement, dated as of June 30, 1993, between Congress Financial Corporation and Adience, Inc., filed as Exhibit 10.17 to the Registration Statement incorporated by reference.

 10.18 Security Agreement, dated June 30, 1993, between Congress Financial Corporation and Adience Canada, Inc., filed as Exhibit
              10.18 to the Registration Statement incorporated by reference.

 10.19 Guarantee, dated June 30, 1993, by Adience Canada, Inc. to Congress Financial Corporation, filed as Exhibit 10.19 to the Registration Statement incorporated by reference.

 10.20 Security Agreement, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as
              Exhibit 10.20 to the Registration Statement incorporated by reference.

 10.21        Trademark Collateral Assignment and Security Agreement, dated
              June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.21 to the Registration Statement incorporated by reference.

 10.22        Patent Collateral Assignment and Security Agreement, dated
              June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.22 to the Registration Statement incorporated by reference.

 10.23 Pledge and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.23 to the Registration Statement incorporated by reference.

 10.24 Employment Agreement, dated as of February 25, 1992, between Willard M. Bellows and Adience, Inc., filed as Exhibit 10.24 to the Registration Statement incorporated by reference.

 10.25 Employment Agreement, dated as of February 25, 1992, between Stephen M. Grimshaw and Adience, Inc., filed as Exhibit 10.25 to the Registration Statement incorporated by reference.

 10.26 Employment Agreement, dated as of February 25, 1992, between Charles C. Torie and Adience, Inc., filed as Exhibit 10.26 to the Registration Statement incorporated by reference.

 10.27 Profit Sharing Plan of Adience, Inc., filed as Exhibit 10.27 to the Registration Statement incorporated by reference.

 10.28        Employees Stock Ownership Plan of Adience, Inc., filed as Exhibit
              10.28 to the Registration Statement incorporated by reference.

 24.1         Consent of Ernst & Young.

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                    AND EMPLOYEES OTHER THAN RELATED PARTIES
                                 ADIENCE, INC.
                    (THOUSANDS OF DOLLARS, EXCEPT IN NOTES)

- ------------------------------------------------------------------------------------------------------------------
COL. A                                   COL. B           COL. C              COL. D                  COL. E
- ------------------------------------------------------------------------------------------------------------------
                                         Balance at                         Deductions              Balance at
                                         Beginning of                     Amounts Amounts         End of Period
Name of Debtor                           Period          Additions     Collected Written off   Current Not Current
- ------------------------------------------------------------------------------------------------------------------

Post-emergence:
Six months ended December 31, 1993:
- -----------------------------------

Herbert T. Kerr (1)                       $ 1,150          $ 34                                   $ 515  $  669

Ron Allen (4)(5)                          $   101                                                 $ 101


Pre-emergence:
Six months ended June 30, 1993:
- -------------------------------

Herbert T. Kerr(1)                        $ 1,116          $ 34                                   $ 368  $  782

Ron Allen (4)(5)                          $   101                                                 $ 101

Year ended December 31, 1992:
- ------------------------------

Herbert T. Kerr

  11% Demand Note                         $  316           $ 22                                          $  338
  Demand Note-Prime                          393             18                                             411
  Demand Note-Prime                          127              6                                             133
  Demand Note-Prime                          220             14                                             234
                                          ------           ----                                          ------
                                          $1,056           $ 60                                          $1,116

Ed Suddarth -
  Five Year
  Term Note (2)(4)                        $   71                           $  71                         $    0

Ron Allen (4)(5)                          $  108                           $  71                         $  101


- ------------------------------------------------------------------------------------------------------------------
COL. A                                   COL. B           COL. C              COL. D                  COL. E
- ------------------------------------------------------------------------------------------------------------------
                                         Balance at                         Deductions              Balance at
                                         Beginning of                     Amounts Amounts         End of Period
Name of Debtor                           Period          Additions     Collected Written off   Current Not Current
- ------------------------------------------------------------------------------------------------------------------

Year ended December 31. 1991:
- -------------------------------

Herbert T. Kerr

  11% Demand Note                         $  294           $ 22                                          $  316
  Demand Note-Prime                          367             26                                             393
  Demand Note-Prime                          119              8                                             127
  Demand Note-Prime                                         220                                             220
                                          ------           ----                                          ------
                                          $  780           $276                                          $1,056

Ed Suddarth -
  Five Year                               $  141                           $  70                         $   71
  Term Note (2)(4)

Louis Ward -
  Demand Note (3)(4)                      $  180                                  $ 180                  $    0

Edward Burns -
  Demand Note (4)                         $  107                           $ 107                         $    0

Ron allen (4)(5)                          $  128                           $  20                         $  108
- ------------------------------------------------------------------------------------------------------------------

(1) As part of the Prepackaged Plan of Reorganization, Adience agreed to enter into a new multi-year agreement, to be effective as of October 1, 1992, with Herbert T. Kerr in substitution for Mr. Kerr's existing employment agreements with Adience and IDT. The Kerr agreement, which is still being negotiated, calls for semi-annual payments of principal and interest at the annual prime rate on loans previously made to Mr. Kerr by Adience in the aggregate principal amount of approximately $880,000. Interest on the principal amount of such loans that accrued from the date of the making of these loans through December 31, 1992 has been added to the principal of such loans. Mr. Kerr's payment obligations were to begin on June 30, 1993. Beginning with January 15, 1994, payments due have been offset against Adience's obligation under Mr. Kerr's new multi-year agreement, pending the completion of the Kerr agreement. See Schedule IV for details regarding Adience's indebtedness to Mr. Kerr.

(2) Up to $34,000 of this note was payable annually on or before April 30 of each year if certain conditions in Mr. Suddarth's employment agreement were met. Mr. Suddarth's employment agreement was terminated during October 1992, and any amounts due Mr. Suddarth under his employment agreement were offset against the Note.

(3) Note was written off in accordance with the settlement reached for the termination of Mr. Ward's employment agreement during 1991.

(4)   Note does not bear interest.

(5) Note is collateralized by accounts receivable of the debtor. The payment terms of the note have been renegotiated so that monthly payments of $25,211 are to be made beginning with February 1, 1994.

       SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT
                                 ADIENCE, INC.
                    (THOUSANDS OF DOLLARS, EXCEPT IN NOTES)


 -----------------------------------------------------------------------------------------------------------------------------------

           COL. A                    COL. B        COL. C      COL. D      COL. E       COL. F      COL. G        COL. H     COL. I
 -----------------------------------------------------------------------------------------------------------------------------------

                                                  -Indebtedness of-                                -Indebtedness to-
                                   -----------------------------------------------    ----------------------------------------------

                                   Balance at                              Balance    Balance at                             Balance
    Name of Person/Entity          Beginning     Additions    Deductions    at End    Beginning    Additions    Deductions   at End
 ----------------------------------------------------------------------------------------------------------------------------------

Post-emergence:
Six months ended December 31, 1993
Herbert T. Kerr (1)                    $0            $0          $0            $0       $3,477        $0          $  288     $3,189
                                   =================================================================================================


Pre-emergence:
Six months ended June 30,1993
Herbert T. Kerr (1)                    $0            $0          $0            $0       $3,758        $0          $  281     $3,477
                                   =================================================================================================


Year ended December 31, 1992
Herbert T. Kerr (1)                    $0            $0          $0            $0           $0    $3,758              $0     $3,758
                                   =================================================================================================



Year ended December 31, 1991           $0            $0          $0            $0           $0        $0              $0         $0
                                   =================================================================================================




(1) As part of the Prepackaged Plan of Reorganization, Adience agreed to enter into a new multi-year agreement, to be effective as of October 1, 1992, with Herbert T. Kerr in substitution for Mr. Kerr's existing employment agreements with Adience and IDT. The Kerr agreement, which is still being negotiated, is to provide for annual compensation of $750,000 plus certain other items of non-cash compensation, and for certain rights upon termination.

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                ADIENCE, INC.
                            (THOUSANDS OF DOLLARS)

- ---------------------------------------------------------------------------------------------------------------
                COL. A                     COL. B      COL. C         COL. D        COL. E           COL. F
- ---------------------------------------------------------------------------------------------------------------
                                                                                    Other
                                         Balance at                               Charges--        Balance at
                                        Beginning of  Additions at               Add (Deduct)     End of Period
           Classification                  Period        Cost       Retirements   -- Describe
- ---------------------------------------------------------------------------------------------------------------
Post-emergence:
Six months ended December 31, 1993:
    Land                                     $ 2,730    $    33      $     0      $      0            $ 2,763
    Buildings                                 12,532          0            0          (204)(4)         12,328
    Machinery and equipment                   24,251        926          504           204 (4)         24 877
- ---------------------------------------------------------------------------------------------------------------
                       Totals                $39.513    $   959      $   504      $      0            $39 968
===============================================================================================================
Pre-emergence:
Six months ended June 30, 1993:
    Land                                     $ 1,000    $     0      $     0      $  1,730 (1)        $ 2,730
    Buildings                                  9,501        301            0         2,730 (1)         12,532
    Machinery and equipment                   14,232        396          459        10,082 (1)         24,251
- ---------------------------------------------------------------------------------------------------------------
                       Totals                $24.733    $   697      $   459      $ 14,542            $39,513
===============================================================================================================
Year ended December 31, 1992:
    Land                                     $ 1,038    $     0      $    38      $      0            $ 1,000
    Buildings                                  9,227        395            0          (121)(2)          9,501
    Machinery and equipment                   23,992      1,781       10,528        (1,013)(2)         14,232
- ---------------------------------------------------------------------------------------------------------------
                       Totals                $34,257    $ 2,176      $10,566      $ (1,134)           $24,733
===============================================================================================================
Year ended December 31, 1991:
    Land                                     $ 1,258    $    20      $   240                          $ 1,038
    Buildings                                 11,382        360        2,515                            9,227
    Machinery and equipment                   28,965      3,736        8,709                           23,992
- ---------------------------------------------------------------------------------------------------------------
                       Totals                $41,605    $ 4,116      $11,464                          $34,257
===============================================================================================================

(1) As discussed in Note 1 to the consolidated financial statements, in conjunction with the adoption of fresh start reporting, all property, plant and equipment was adjusted to fair value on a continued use basis, based on an independent appraisal.

(2) Adjustment to book basis for write-down of buildings and machinery and equipment for a facility which was anticipated to close during 1993.

(3) Depreciation expense is computed using both accelerated and straight-line methods based upon the estimated useful lives of the respective assets. Amortization of assets under capital leases is included in depreciation expense.

(4) Reclassification.

             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                 ADIENCE, INC.
                   (THOUSANDS OF DOLLARS, EXCEPT IN NOTES)

- ---------------------------------------------------------------------------------------------------------------
                COL. A                     COL. B      COL. C         COL. D        COL. E           COL. F
- ---------------------------------------------------------------------------------------------------------------
                                                      Additions                     Other
                                         Balance at   Charged to                   Charges--        Balance at
                                        Beginning of  Costs and                   Add (Deduct)     End of Period
           Description                     Period      Expenses     Retirements   -- Describe
- ---------------------------------------------------------------------------------------------------------------
Post-emergence:
Six months ended December 31,1993:
  Buildings                                 $ 1,116     $   244      $    0      $       0            $ 1,360
  Machinery and equipment                     4,289       1,700         198              0              5,791
- ---------------------------------------------------------------------------------------------------------------
                    Totals                  $  5405     $ 1,944      $  198       $      0            $ 7,151
===============================================================================================================
Pre-emergence:
Six months ended June 30, 1993:
  Buildings                                  $ 3,225    $   244      $     0      $ (2,353)(1)        $ 1,116
  Machinery and equipment                      5,840      1,333          331        (2,553)(1)          4,289
- ---------------------------------------------------------------------------------------------------------------
                    Totals                   $ 9 065    $ 1 577       $  331      $ (4,906)           $ 5,405
===============================================================================================================
Year ended December 31,1992:
  Buildings                                  $ 2,719    $   627      $     0      $   (121)(2)        $ 3,225
  Machinery and equipment                      9,186      4,047        6,380        (1,013)(2)          5,840
- ---------------------------------------------------------------------------------------------------------------
                    Totals                   $11,905    $ 4,674       $6,380      $ (1,134)           $ 9,065
===============================================================================================================
Year ended December 31,1991:
  Buildings                                  $ 3,019    $   831      $ 1,131                          $ 2,719
  Machinery and equipment                      8,552      4,711        4,077                            9,186
- ---------------------------------------------------------------------------------------------------------------
                    Totals                   $11,571    $ 5,542      $ 5,208                          $11,905
===============================================================================================================

(1) As discussed in Note 1 to the consolidated financial statements, in conjunction with the adoption of fresh start reporting, all property, plant and equipment was adjusted to fair value on a continued use basis, based on an independent appraisal.

(2) Adjustment to book basis for write-down of buildings and machinery and equipment for a facility which was anticipated to close during 1993.

(3) Depreciation expense is computed using both accelerated and straight-line methods based upon the estimated useful lives of the respective assets. Amortization of assets under capital leases is included in depreciation expense.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 ADIENCE, INC.
                    (THOUSANDS OF DOLLARS, EXCEPT IN NOTES)


- -------------------------------------------------------------------------------------------------------------------------
COL A                                         COL. B                 COL. C                 COL. D             COL. E
- -------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                             Charged to  Charged to
                                           Balance at        Costs and   Other Accounts   Deductions        Balance at
Description                            Beginning of Period   Expenses    -Describe        -Describe        End of Period
- -------------------------------------------------------------------------------------------------------------------------
Post-emergence:
Six months ended December 31, 1993
 Deducted from asset accounts:
 Allowance for doubtful accounts               $1,963          $  311                      $  987 (1)          $1,287
 Inventory obsolescence reserve                   532             117                                             649
                                               ------          ------                      ------              ------
       TOTALS                                  $2,495          $  428                      $  987              $1,936
                                               ======          ======                      ======              ======
 Environmental liability                       $1,024          $    0                      $  241 (2)          $  783
                                               ======          ======                      ======              ======
Pre-emergence:
Six months ended December 31, 1993
 Deducted from asset accounts:
 Allowance for doubtful accounts               $1,556          $  407                      $                   $1,963
 Inventory obsolescence reserve                   532                                                             532
                                               ------          ------                      ------              ------
       TOTALS                                  $2,088          $  407  $                   $                   $2,495
                                               ======          ======                      ======              ======
 Environmental liability                       $1,106  $                                   $   82 (2)          $1,024
                                               ======          ======                      ======              ======
Year ended December 31, 1992
 Deducted from asset accounts:
 Allowance for doubtful accounts               $1,992          $2,030                      $2,466 (1)          $1,556
 Inventory obsolescence reserve                   425             107                                             532
                                               ------          ------                      ------              ------
       TOTALS                                  $2,417          $2,137                      $2,466              $2,088
                                               ======          ======                      ======              ======
 Environmental liability                       $  260          $1,042                      $  196              $1,106
                                               ======          ======                      ======              ======
Year ended December 31, 1991
 Deducted from asset accounts:
 Allowance for doubtful accounts               $  711          $2,157                      $  876 (1)          $1,992
 Inventory obsolescence reserve                   425                                                             425
                                               ------          ------                      ------              ------
       TOTALS                                  $1,136          $2,157                      $  876              $2,417
                                               ======          ======                      ======              ======
 Environmental liability                       $    0          $  260                      $    0              $  260
                                               ======          ======                      ======              ======

(1) Uncollectible accounts written off, net of recoveries.

(2) Payments made related to the Ohio EPA Consent Order (see Note 14 to the Consolidated Financial Statements).

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                                 ADIENCE, INC.
                    (THOUSANDS OF DOLLARS, EXCEPT IN NOTES)

- ---------------------------------------------------------------------------------------------------------------------------
          COL. A               COL. B                COL. C            COL. D            COL. E                 COL. F
- ---------------------------------------------------------------------------------------------------------------------------
                                                                       Maximum            Average              Weighted
        Category of                                                     Amount            Amount               Average
         Aggregate                                   Weighed          Outstanding       Outstanding         Interest Rate
        Short-term            Balance at             Average           During the        During the           During the
        Borrowings           End of Period        Interest Rate          Period           Period (2)           Period (3)
- ---------------------------------------------------------------------------------------------------------------------------
Post-emergence:
Six months ended December 31, 1993:
REVOLVING
CREDIT (1)(4)                   $ 8,007              8.50%              $10,489              $10,133              8.50%
FACILITY

Pre-emergence:
Six months ended June 30,
 1993:

REVOLVING
CREDIT (1)(4)                   $ 4,474              8.50%              $ 8,819              $ 8,658              8.50%
FACILITY


Year ended December 31, 1992:

REVOLVING
CREDIT (1)(4)                   $ 7,169              8.75%              $14,568              $ 9,517              12.00%
FACILITY


Year ended December 31, 1991:

REVOLVING
CREDIT        (1)               $14,568             10.10%              $14,568              $ 9,022               9.70%
FACILITY

(1) Under the Company's current revolving credit agreement, it can borrow up to a maximum of $15,000,000. Any borrowings are collateralized by fixed assets, accounts receivable and inventory. The present credit facility has a June 30,1994 termination dale. The former revolving credit agreement had a maximum limit of $25,000,000 and was secured by accounts receivable and inventory. It was terminated December 19, 1991.

(2) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by 12 or 6.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense for short-term borrowings by the average short-term debt outstanding.

(4) At December 31 and June 30,1993 and December 31, 1992 outstanding checks of approximately $1,178,000, $2,184,000 and $1,338,000, respectively, were reclassed to the balance sheet caption "Revolving lines of credit".