Form 10-K/A
period 1993-12-31
ADIENCE INC
filed 1994-04-29
CIK 846972

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-K A

(Mark one)
   /x/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                      OR

   / /    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


   For the six month periods ended                   Commission File No.
    December 31 and June 30, 1993                          1-10379


                                 ADIENCE, INC.
            (Exact name of registrant as specified in the charter.)


              Delaware                                    14-1671486
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                  Identification Number)

                            1305 Grandview Avenue
                       Pittsburgh, Pennsylvania  15211
            (Address of registrant's principal executive offices)

      Registrant's telephone number, including area code:  412-381-2600

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value, $.01 per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days.     Yes / /     No /X/ .
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     /X/ .
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes /X/     No / / .
     The registrant estimates that as of March 29, 1994 the aggregate market value of the shares of its Common Stock held by non-affiliates of the registrant was approximately $3.2 million.
     As of March 29, 1994, 10,000,000 shares of Common Stock of the registrant were outstanding.

                                   PART III


Item 10.   Directors and Executive Officers of Registrant
- ---------------------------------------------------------

     The executive officers and directors of Adience, their post-
Reorganization positions with Adience, business history and certain other information are set forth below.

     The principal occupations for the past five years (and, in some instances, for prior years) of each of the executive officers and directors of Adience are as follows:

     Fletcher L. Byrom, age 76, has been Adience's Chairman of the Board and Chief Executive Officer since February, 1993. Mr. Byrom has also been serving as the Chairman of the Board and Chief Executive Officer of Standard Brands Paint Company, a retailer of paints, building materials and hardware, since August 1993. From 1967 until his retirement in 1982, Mr. Byrom served as Chairman of the Board and Chief Executive Officer of Koppers Company, Inc., a diversified manufacturing and construction company. Mr. Byrom presently holds directorships in Standard Brands Paint Company, PureCycle Corp., Globe Building Materials, Inc., Mid-West Spring Manufacturing Co., Pathe Technologies, Inc. and TCW American Development, Inc. Mr. Byrom's former directorships include ASARCO Incorporated, Bell of PA, The Continental Group, Drexel Burnham Lambert Group, Inc., Lehman Investors Fund, Lehman Capital Fund, MAG, Inc., Mellon Bank N.A., Mellon Bank Corp., North American Phillips Corp., Northwestern Mutual Life Insurance Co., Phillips Electronic and Pharmaceutical, Inc. and Ralston Purina Co. Since Mr. Byrom's retirement from Koppers Company, Inc. in 1982, he has also operated MICASU Farms and is currently the President and a director of MICASU Corporation, a family company.

     Stephen M. Johnson, age 45, has been President and Chief Operating Officer of Adience since April, 1994. He was President and Chief Executive Officer of Climax Metals Company, a specialty minerals, mining and chemical company and a subsidiary of Amax, Inc. from 1987 through 1993.

     Willard M. Bellows, age 48, has been the President of the Findlay Refractories Division of Adience since April, 1994. Prior to that, from 1991 until April 1994 he had been President and Chief Operating Officer of Adience. Mr. Bellows was previously Adience's Vice President and Treasurer from 1985 to 1991. From June 1989 to February 1993, Mr. Bellows was a director of Adience and, from May 1990 to February 1993, he was a director of IDT.

     William B. Jackson, age72, has been a director of the Company since April, 1994 and has been Chairman of the Board and Chief Executive Officer of IDT since February, 1993. Prior to such time, and for more than the past five years, he was a private investor. Prior to that, Mr. Jackson was employed by Koppers Company, Inc., a diversified manufacturing and construction company from 1943 until retiring as Executive Vice President in 1985.

     Stephen M. Grimshaw, age 42, has been the Vice President-Finance, Chief Financial Officer and Treasurer of Adience since October, 1991. During the same period, he has served as Vice President of IDT. From December 1990 through September 1991, Mr. Grimshaw was President of the Dragons Cross Corporation, a privately-owned business valuation company, and from January 1980 through November 1990, he was a Vice President of Citicorp/Citibank, a New York-based international bank.

     Charles C. Torie, age 42, has been Vice President, Corporate Counsel and Assistant Secretary of both Adience and IDT since July, 1990. Prior to then, and for more than the past five years, Mr. Torie was Vice President and Corporate Counsel of Federated Investors, Inc., a mutual fund management company.

     Gregory D. Curtis, age 47, has been a director of Adience since February, 1994. He is President of Grecourt & Co. an investment banking firm and of Counsel to Cindrich & Titus, a law firm in Pittsburgh, Pennsylvania. Prior to that and for more than the past five years, Mr. Curtis served as President of C.S. May Associates, a private family office, and President of the Laurel Foundation, a private charitable foundation.

     Steven S. Elbaum, age 45, has been a director of Adience since April, 1994. He has been Chief Executive Officer of The Alpine Group, Inc., a diversified holding company whose common stock is listed on the American Stock Exchange, since 1984. He is also a director of Brandon Systems, Inc.

     Harry Holiday, Jr., age 70, has been a director of Adience since August, 1993. Mr. Holiday is also a director of NBD Bank, N.A., ASARCO Incorporated and Birmingham Steel Corp. From 1974 until his retirement in 1986, Mr. Holiday served at various periods as Chairman of the Board, Chief Executive Officer and President of Armco Inc., a steel manufacturer. Mr. Holiday has been retired since 1986.

     Herbert T. Kerr, age 72, has been a director of Adience since October, 1985 and served as Chairman of the Board and Chief Executive Officer of Adience from October 1985 to February 1993 and as Chairman of the board and Chief Executive Officer of IDT from April 1990 to February 1993.

     Gene E. Lewis, age 65, has been a director of Adience since April, 1994. For more than the past five years, he has been a consultant to and a member of the Board of Directors of several health care and venture capital companies. From 1985 to 1989, he served as President and Chief Operating Officer of Baker Instrument Corporation. From 1977 to 1985, he served as President of various divisions and President and Chief Operating Officer of American Optical Corporation.

     James H. McConomy, age 56, has been a director of Adience since March, 1993. Mr. McConomy is a partner in the law firm of Cindrich & Titus, in Pittsburgh, Pennsylvania, where he has been in practice since 1992. Before that, and since 1971, he had been a partner in the law firm of Reed, Smith, Shaw & McClay, in Pittsburgh, Pennsylvania.

     James B. Upchurch, age 35, has been a director of Adience since February, 1993. Mr. Upchurch is the Executive Vice President of Libra Investments, Inc., a NASD registered broker-dealer, since May 1991. Formerly, Mr. Upchurch was the President of Upchurch & Company from February 1991 to April 1991 and First Vice President and Senior Vice President of Columbia Savings and Loan Association from January 1989 to January 1991.

     A. Stanley West, age 57, has been a director of Adience since February, 1993. Mr. West has been the Senior Vice President-Sales of Cleveland Cliffs, Inc., an iron ore producer, for more than the past five years.


Item 11.   Executive Compensation
- ---------------------------------

     The following table summarizes, for the fiscal years ended December 31, 1993, 1992 and 1991, all compensation paid to those persons who at December 31, 1992 were Adience's Chief Executive Officer (the "CEO") and the only three executive officers other than the Chief Executive Officer whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1993 (together with the CEO, the "Named Executive Officers").



                                     Summary Compensation Table
- --------------------------------------------------------------------------------------------------------
                                                   Annual Compensation
                                         --------------------------------------          Long-Term
Name and                   Fiscal                                  Other Annual        Compensation
Principal Position          Year         Salary       Bonus(5)     Compensation     Options/SARs (#)(6)
- --------------------------------------------------------------------------------------------------------
Fletcher L. Byrom(1)        1993        $267,459         --              (4)                --
  Chairman and Chief        1992              --         --               --                --
  Executive Officer         1991              --         --               --                --

Willard M. Bellows(2)       1993         156,000         --              (4)                --
  President and Chief       1992         150,000         --              (4)             1,285
  Operating Officer         1991         100,000         --          $10,714             1,126

Stephen M. Grimshaw(3)      1993         141,000         --              (4)                --
  Vice President-Finance    1992         135,000         --              (4)             1,156
  Chief Financial Officer   1991          25,385         --              (4)                --
  and Treasurer

Charles C. Torie            1993         141,000         --              (4)                --
  Vice President            1992         135,000         --              (4)             1,156
  Corporate Counsel and     1991         125,000         --              (4)             1,171
  Assistant Secretary
- --------------------------------------------------------------------------------------------------------

(1)  Mr. Byrom joined the Company in February 1993 and has been compensated at the rate of $150.00 per hour.

(2)  Included in the amount under "Other Annual Compensation" are an automobile allowance of $5,134 and payment for club dues of
     $5,580 in fiscal 1991.

(3)  Mr. Grimshaw joined Adience as Vice President-Finance and Chief Financial Officer in October 1991.

(4)  The value of the benefits under this column did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(5)  Adience did not award bonuses to its officers for any of the last three fiscal years.

(6)  Represents shares of Common Stock allocated to the named executives under Adience's Employees Stock Ownership Plan. Allocations have not yet been made for the year ended December 31, 1993.





Stock Options

     Adience does not currently have a stock option plan for executive and/or other employees of Adience and no options have been granted or are currently outstanding.


Employment Agreements

     As part of its recent reorganization, Adience agreed to enter into a new multi-year agreement, to be effective as of October 1, 1992, with Herbert T. Kerr (the "Kerr Agreement"), in substitution for Mr. Kerr's existing employment agreements with Adience and IDT. The Kerr Agreement, which is still being negotiated, is to provide for annual compensation of $750,000, plus certain other items of non-cash compensation, and for certain rights upon termination.

     Mr. Kerr agreed that he would make semi-annual payments of principal and interest at the annual prime rate on certain loans previously made to Mr. Kerr by Adience in the aggregate principal amount of approximately $880,000, plus accrued interest, based on an amortization period of five years with all amounts outstanding due and payable on December 31, 1998. Interest on the principal amount of such loans that accrued from the date of the making of each such loan through December 31, 1992 have been added to the principal of such loans. The principal may also be increased by agreement between Mr. Kerr and Adience. Beginning January 1, 1994, the Company has set off amounts due Mr. Kerr as compensation against the loan.

     In February 1992, Adience entered into five-year employment agreements with each of Willard M. Bellows, Stephen M. Grimshaw and Charles C. Torie. Except for salary and position, the agreements are substantially identical. Under the terms of the agreements, a "change in control" occurred at the time the Prepackaged Plan was consummated. As a result, the following severance arrangements became effective. Each executive is entitled to receive (i) continued salary and benefits for a 24-month period following termination in the event Adience terminates the employment of the executive for failure in any respect to adequately perform his duties (unless the agreement is terminated on account of the executive's dishonesty, indictment for certain crimes, drunkenness or drug addiction or intentional disregard of the provisions of his employment agreement or the express directions of the board of Directors), or (ii) a lump sum equal to the present value equivalent of five times the executive's current annual salary upon termination of employment caused by the material relocation of Adience's principal offices or a material change in the executive's responsibilities. See "Executive Compensation" above.

Compensation Plans

     Profit Sharing Plan. Adience maintains a Profit Sharing Plan (the "Profit Sharing Plan") under which most salaried employees meeting minimum age and service qualifications are eligible to participate. Under the Profit Sharing Plan, Adience can make discretionary contributions for the account of participants based upon Adience's profits. No contributions have been made to the Profit Sharing Plan since 1987. Contributions are invested in a diversified portfolio, or as directed by participants, including, if so directed, in Common Stock of Adience if available for purchase. Participants are entitled to receive distributions of their account balances in the event of death, disability, retirement or other termination of employment (subject to graduated vesting schedule in the case of termination of employment).

     Employees Stock Ownership Plan. During 1989, Adience established an Employees Stock Ownership Plan (the "ESOP") for most salaried United States employees of Adience who meet minimum age and service requirements. The vested portion of a participant's account in the ESOP is distributable in the event of the participant's termination of employment. A participant becomes 100% vested upon the attainment of age 65, death or the completion of five years of continuous service.

     With respect to shares of Common Stock of Adience which are distributed to a participant or other person under the ESOP, where such shares are not publicly traded, the person holding such shares has the right to require the Company to purchase such shares at their then current market value. Shares held for the account of participants under the ESOP and shares which have not been allocated to participants' accounts generally may not be voted by participants, except in the case of extraordinary corporate transactions. Such shares may be voted only by the committee administering the ESOP or in the absence of such committee, at the direction of the Company.

     As of December 31, 1992, there were 291,093 shares of Common Stock allocated to participants, including the following amounts allocated to each of the Named Executive Officers: Mr. Bellows: 3,235 shares; Mr. Grimshaw:
1,156 shares; and Mr. Torie: 2,327 shares. Allocations have not yet been made for the fiscal year ended December 31, 1993. The foregoing share ownership has not been included in the table appearing in "Principal Stockholders and Ownership of Management" because all such shares are held in the ESOP and none of the executives have the right to vote or dispose of such shares at this time.

Item 12.   Principal Stockholders and Ownership of Management
- -------------------------------------------------------------

     The following table sets forth, as of April 15, 1994, the name, address, number and percentage of outstanding shares of Common Stock owned by (i) each person known by the company to own beneficially more than 5% of the Common Stock, (ii) each director who is a stockholder, (iii) each of the Named Executive Officers who is a stockholder , and (iv) all executive officers and directors as a group. Under the rules adopted by the Securities and Exchange Commission, a person is deemed to be the beneficial owner of securities with respect to which he, directly or indirectly, has or shares voting power or investment power.

- ------------------------------------------------------------------------------
Name and Address of                                          Percentage of
Beneficial Owner             Number of Shares(1)           Class Outstanding
- ------------------------------------------------------------------------------

Herbert T. Kerr                  3,614,676                       36.14%
Pamtom Farm
Vaughn Road
Hudson Falls, NY  12839

Fidelity Management &            2,989,043                       29.89%
  Research Company(2)
82 Devonshire Street
Boston, MA  02109

IDS Bank & Trust                   583,554                        5.84%
625 Marquette Avenue
1200 Northstar West
Minneapolis, MN  55402

Steib Partners(3)                  584,554                       58.85%
1790 Broadway
New York, NY  10019

The Alpine Group, Inc.(4)          499,000                        4.99%
1790 Broadway
New York, NY  10019

Willard M. Bellows(5)                  900                           *

Charles C. Torie                     1,350                           *

James B. Upchurch(6)               400,000                        4.00%

All executive officers           4,016,926                       40.16%
and directors as a group
(14 persons)
- ------------------------------------------------------------------------------

*    Less than 1%.

(1) Except to the extent otherwise provided herein, the persons named in the table have sole voting and dispositive power with respect to all shares of Adience Common Stock shown as beneficially owned by them unless otherwise indicated.

(2) Consists of shares of Common Stock beneficially held by the following affiliated funds, for which Fidelity Management & Research Company manages: Capital & Income (997,294 shares); Trust High Income (469,343 shares); Magellan Fund (451,837 shares); Puritan Fund (160,000 shares); VIP High Income (84,365 shares); and Advisor High Yield (55,020 shares).

(3) Steib Partners is a New York general partnership. Steven S. Elbaum, a director of the Company, is a general partner of Steib Partners.

(4) Steven S. Elbaum, a director of the Company, is Chairman of the Board of The Alpine Group, Inc.

(5) Consists of share held as a directed investment for the individual's account under Adience's Profit Sharing Plan.

(6) All shares of common Stock are beneficially owned by Libra-Wilshire Partners, L.P., of which Mr. Upchurch is a limited partner. Mr. Upchurch disclaims beneficial ownership of such shares.



Item 13.   Certain Relationships and Related Transactions
- ---------------------------------------------------------

     Adience performs certain management and administrative services for IDT. These services include the use of Adience's management information system, the preparation of quarterly and annual SEC filings, the preparation of all federal and state tax returns, cash management together with daily and monthly reporting to the companies' primary lender, the administration of insurance and workers' compensation programs, legal and employee benefit services and the preparation of salaried payrolls. The fee paid by IDT for these services, as agreed to by the respective Boards of Adience and IDT, is at the current rate of $300,000 per year.

     From time to time Adience has been indebted to IDT in varying principal amounts evidenced by a revolving unsecured note. The largest aggregate amounts of indebtedness outstanding during the year ended December 31, 1993 was $2,495,392 and as of April 25, 1994 the amount of indebtedness outstanding was approximately $1,904,751. The indebtedness bears interest at an annual rate equal to 2-1/2% in excess of the prime commercial interest rate (currently 6.75%) from time to time publicly announced by Philadelphia National Bank, incorporated as CoreStates Bank N.A., Philadelphia, Pennsylvania.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of he Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ADIENCE, INC.

                                      By:  /s/  Fletcher L. Byrom
                                           ----------------------------------
                                           Fletcher L. Byrom
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

Date:   April 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated as of March 29, 1994:


/s/  Harry Holiday, Jr.
- -------------------------                  -------------------------
Harry Holiday, Jr.                         Herbert T. Kerr
Director                                   Director


/s/  James B. Upchurch
- -------------------------                  -------------------------
James B. Upchurch                          James H. McConomy
Director                                   Director


/s/  A. Stanley West                       /s/  Gregory D. Curtis
- -------------------------                  -------------------------
A. Stanley West                            Gregory D. Curtis
Director                                   Director


/s/  Steven Elbaum                         /s/  William B. Jackson
- -------------------------                  -------------------------
Steven S. Elbaum                           William B. Jackson
Director                                   Director


/s/  Gene E. Lewis                         /s/  Fletcher L. Byrom
- -------------------------                  -------------------------
Gene E. Lewis                              Fletcher L. Byrom
Director                                   Director
                                           (Principal Executive Officer)

/s/  S. M. Grimshaw
- -------------------------
Stephen M. Grimshaw
Vice President-Finance and Treasurer
(Principal Financial Officer and
 Principal Accounting Officer)