Form 10-Q
period 1994-03-31
ADIENCE INC
filed 1994-05-13
CIK 846972

                                  FORM 10-Q



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



      For quarter ended:                             Commission File No.
        March 31, 1994                                    33-27289



                                ADIENCE, INC.



           Delaware                                       14-1671486
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     Identification Number)


                            1305 Grandview Avenue
                       Pittsburgh, Pennsylvania  15211
            (Address of registrant's principal executive offices)


                                 412-381-2600
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes /X/     No / /

     10,000,000 shares of common stock, par value $.01 per share, are outstanding as of March 31, 1994.

ADIENCE, INC.

INDEX




PART 1 - FINANCIAL INFORMATION
- - ------------------------------

   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets--
              March 31, 1994 and December 31, 1993.......................  2


            Consolidated Statements of Operations--
              Post-Emergence Three Months Ended March 31, 1994;
              Pre-Emergence Three Months Ended March 31, 1993............  4


            Consolidated Statements of Cash Flows--
              Post-Emergence Three Months Ended March 31, 1994;
              Pre-Emergence Three Months Ended March 31, 1993............  5


            Notes to Consolidated Financial Statements--March 31, 1994...  6


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................ 16




PART II - OTHER INFORMATION
- - ---------------------------

   Item 6.  Exhibits and Reports on Form 8-K............................. 23




SIGNATURES............................................................... 24
- - ----------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
- - ------------------------------------------------------------------------------
                                                   March 31,      December 31,
                                                     1994            1993
(In thousands of dollars, except share data)      (Unaudited)      (Audited)
- - ------------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                      $  2,022        $  2,200
   Accounts receivable, less allowance
      (1994 - $1,279; 1993 - $1,287)                25,686          27,046
   Inventories                                      18,800          18,650
   Costs and estimated earnings in excess of
      billings on uncompleted contracts              1,773           1,924
   Prepaid expenses, deposits and other              1,962           2,231
- - ------------------------------------------------------------------------------
Total current assets                                50,243          52,051
- - ------------------------------------------------------------------------------

Deferred income taxes                                3,609           3,609
Property, plant and equipment:
   Land                                              2,763           2,763
   Buildings                                        12,377          12,328
   Machinery and equipment                          25,306          24,877
- - ------------------------------------------------------------------------------
                                                    40,446          39,968
   Less allowances for depreciation                  8,040           7,151
- - ------------------------------------------------------------------------------
                                                    32,406          32,817

Other assets                                         4,737           4,720

Reorganization value in excess of
   amounts allocable to identifiable assets, net     8,920           9,190
- - ------------------------------------------------------------------------------

Total assets                                      $ 99,915        $102,387
==============================================================================


The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
- - ------------------------------------------------------------------------------
                                                   March 31,      December 31,
                                                     1994            1993
(In thousands of dollars, except share data)      (Unaudited)      (Audited)
- - ------------------------------------------------------------------------------

Liabilities and shareholders' equity
Current liabilities:
   Revolving lines of credit                      $ 12,411        $  9,185
   Current portion of long-term obligations            739             759
   Accounts payable                                 10,236          11,424
   Salaries, wages and withholdings                  1,173             953
   Payable to principal shareholder                    577             569
   Accrued expenses                                  4,018           3,727
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                637              619
   Accrued insurance                                 6,173            6,466
   Accrued income taxes                              1,056            1,569
   Environmental liability                             746              783
   Deferred income taxes                                66               66
- - ------------------------------------------------------------------------------
Total current liabilities                           37,832           36,120
- - ------------------------------------------------------------------------------

Payable to principal shareholder                     3,041            3,189
Long-term obligations                               46,316           46,211
Deferred income taxes                                3,930            3,930

Minority interest in subsidiary                      3,368            3,428

Shareholders' equity:
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued and outstanding 10,000,000 shares         100              100
   Additional paid-in capital                       23,900           23,900
   Retained deficit                                (18,252)         (14,367)
   Foreign currency translation                       (320)            (124)
- - ------------------------------------------------------------------------------
Total shareholders' equity                           5,428            9,509
- - ------------------------------------------------------------------------------

Total liabilities and shareholders' equity       $  99,915         $102,387
==============================================================================


The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
- - ------------------------------------------------------------------------------
                                              Post-emergence  | Pre-emergence
                                                Three Months  |  Three Months
                                                       Ended  |         Ended
                                                   March 31,  |     March 31,
(In thousands of dollars, except per share data)        1994  |          1993
- - ------------------------------------------------------------------------------
                                                              |
Net revenues                                        $ 28,210  |      $ 32,563
Costs and expenses:                                           |
   Cost of revenues                                   24,313  |        25,836
   Selling, general and administrative                 6,102  |         6,797
   Amortization of intangible asset                      270  |            --
- - ------------------------------------------------------------------------------
                                                      30,685  |        32,633
- - ------------------------------------------------------------------------------
Operating loss                                        (2,475) |           (70)
- - ------------------------------------------------------------------------------
                                                              |
Other income (expense):                                       |
   Interest and other income                             190  |           110
   Interest expense                                   (1,863) |        (2,940)
- - ------------------------------------------------------------------------------
Loss before income taxes and                                  |
   minority interest in subsidiary                    (4,148) |        (2,900)
- - ------------------------------------------------------------------------------
Income tax benefit                                      (200) |          (972)
- - ------------------------------------------------------------------------------
Loss before minority interest in subsidiary           (3,948) |        (1,928)
- - ------------------------------------------------------------------------------
Minority interest in subsidiary                          (63) |             2
- - ------------------------------------------------------------------------------
Net loss                                            $ (3,885) |      $ (1,930)
==============================================================================
                                                              |
Net loss per common share*                          $  (0.39) |      $    *
Average common shares outstanding                     10,000  |           *
==============================================================================


* Earnings per share are not meaningful prior to June 30, 1993 due to the reorganization--see Note 1.

  The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
- - ------------------------------------------------------------------------------
                                              Post-emergence  |  Pre-emergence
                                                Three Months  |   Three Months
                                                       Ended  |          Ended
(In thousands of dollars)                     March 31, 1994  | March 31, 1993
- - ------------------------------------------------------------------------------
Cash flow from operating activities                           |
Net loss                                            $ (3,885) |      $ (1,930)
Non-cash expenses and revenues included in loss:              |
   Depreciation and amortization                       1,538  |         1,107
   Provisions for doubtful accounts                      110  |            17
   ESOP expense                                           --  |           228
   Minority interest                                     (63) |             2
Changes in operating assets and liabilities:                  |
   Accounts receivable                                 1,368  |        (1,411)
   Inventories, prepaid expenses, deposits and other     119  |          (355)
   Costs and estimated earnings in excess                     |
      of billings on uncompleted contracts               151  |          (444)
   Income tax receivable                                  --  |        (1,078)
   Accounts payable, salaries, wages and                      |
      withholdings, accrued expenses, accrued                 |
      insurance and payable to principal shareholder  (1,108) |         2,857
   Billings in excess of costs and estimated                  |
      earnings on uncompleted contracts                   18  |           331
   Accrued income taxes                                 (513) |            --
   Environmental liability                               (37) |           (27)
   Other                                                (185) |            14
- - ------------------------------------------------------------------------------
Net cash used by operating activities                 (2,487) |          (689)
- - ------------------------------------------------------------------------------
Cash flow form investing activities                           |
Purchase of property, plant and equipment               (727) |          (709)
Other                                                   (150) |          (150)
- - ------------------------------------------------------------------------------
Net cash used by investing activities                   (877) |          (859)
- - ------------------------------------------------------------------------------
Cash flows from financing activities                          |
Net borrowings on revolving lines of credit            3,226  |           639
Principal payments on long-term obligations              (40) |          (214)
- - ------------------------------------------------------------------------------
Net cash provided by financing activities              3,186  |           425
- - ------------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (178) |        (1,123)
Cash equivalents and beginning of period               2,200  |         2,048
- - ------------------------------------------------------------------------------
                                                              |
Cash and cash equivalents at end of period          $  2,022  |      $    925
==============================================================================


The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1994

(Dollar amounts in thousands, except share data, unless otherwise noted)


NOTE 1 - BASIS OF PRESENTATION AND COMPANY REORGANIZATION
- - ---------------------------------------------------------

Adience, Inc. ("Adience" or "Company") has experienced continued losses from continuing operations (before reorganization items) both pre- and post-emergence under Chapter 11. In addition, a write down of reorganization value in excess of amounts allocable to identifiable assets was recorded at December 31, 1993, based on management's belief that a permanent impairment of this asset now exists. The Company is currently seeking to replace and improve the terms of its line of credit financing agreement with Congress Financial Corporation (Congress) which expires June 30, 1994.

The continued viability of the Company is dependent upon, among other factors, the ability to generate sufficient cash from operations, financing, or other sources that will meet ongoing obligations over a sustained period.
Management has prepared detailed operating and financial plans which combine multifunctional resources as teams to respond better to customer needs, make an investment in product and service opportunities expected to produce a greater return on investment, continue a cost control program begun in 1993, and assume refinancing of the line of credit arrangement. Management believes that the successful implementation of this plan will enable the Company to continue as a going concern for a reasonable period.

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

The Prepackaged Plan provided for a restructuring of Adience's capital structure and allowed the holders of $66 million aggregate principal amount of Adience's 15% Senior Subordinated Notes ("Old Reset Notes") to exchange them for $49 million aggregate principal amount of new 11% Senior Secured Notes ("New Secured Notes") due June 15, 2002, plus common stock representing 55% of the outstanding common stock of Adience. The Prepackaged Plan also included forgiveness of accrued interest totaling approximately $8.8 million. The value of the cash and securities distributed was $17.5 million less than the allowed claims; the resultant gain was recorded as an extraordinary gain.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 1 - CONTINUED
- - ------------------

Neither Adience Canada, a wholly-owned subsidiary, or Information Display Technology, Inc. (IDT), a majority-owned subsidiary of Adience, guarantee the new 11% Notes issued by Adience under the Prepackaged Plan. The new Notes are secured by a lien on all the assets of Adience, including the stock of IDT.

Adience Canada and IDT did not file plans of reorganization.

The sum of allowed claims plus post petition liabilities exceeded the reorganization value of the assets of Adience immediately before the date of consummation. Also, the Company experienced a change in control as pre-reorganization holders of common stock received less than 50% of the new common stock issued pursuant to the Prepackaged Plan. AICPA SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), requires that under these circumstances, a new reporting entity is created and assets and liabilities should be recorded at their fair values. This accounting treatment is referred to in these statements as "fresh start reporting". The Company's basis of accounting for financial reporting purposes changed on June 30, 1993 as a result of applying SOP 90-7. Specifically, application of SOP 90-7 required the adjustment of the Company's assets and liabilities to reflect a reorganization value generally approximating the fair value of the Company as a going concern on an unleveraged basis, the elimination of its retained deficit, and adjustments to its capital structure to reflect consummation of the Prepackaged Plan. Fresh start reporting has not been adopted by Adience Canada and IDT.

The consolidated statements of operations and cash flows after June 30, 1993 are not comparable to the respective financial statements prior to such date, accordingly a solid black line has been shown to separate it from prior year information since it is not prepared on a comparable basis.

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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 1 - CONTINUED
- - ------------------

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

At June 30, 1993, the adjustment to record confirmation of the plan of $23 million was allocated to assets and liabilities as follows:

Inventories                                                $   1,287
Property, plant and equipment                                 19,448
Reorganization value in excess of amounts
   allocable to identifiable assets                           18,329
Intangible assets                                             (3,032)
Deferred income taxes                                         (1,108)
Additional paid-in capital                                   (10,896)
Prepaid contribution to employee stock ownership plan           (863)
                                                           ----------
                                                            $ 23,165
                                                           ==========

Current assets and liabilities were recorded at fair value. Property, plant and equipment was recorded at reorganization value, which approximated fair value in continued use, based on an independent appraisal. In addition, under SOP 90-7, the long-term debt was recorded at present values on June 30, 1993. The resulting unamortized discount is being accreted to interest expense over the term of the New Secured Notes.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 1 - CONTINUED
- - ------------------

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

The Company has adopted "fresh start reporting" in accordance with SOP 90-7 in preparing its consolidated balance sheet as of June 30, 1993. The balance sheet became the opening balance sheet for Adience, Inc., as reorganized, on July 1, 1993.

The accompanying unaudited consolidated financial statements of Adience have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 2 - PRO FORMA RESULTS OF OPERATIONS
- - ----------------------------------------

The following consolidating pro forma statement of operations reflects the financial results of the Company as if the reorganization had been effective January 1, 1993:

ADIENCE, INC.
CONSOLIDATING PRO FORMA STATEMENT OF OPERATIONS
UNAUDITED

                                            F o r    t h e    T h r e e    M o n t h s    E n d e d    M a r c h    3 1,    1 9 9 3
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                Pro Forma       Unconsolidated
                                            Unconsolidated     Adjustments         Adience                  ADIENCE   ADIENCE, INC.
                                               ADIENCE       Debit      Credit    Pro Forma        IDT      CANADA    CONSOLIDATED
- - -----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                  $ 19,893                             $ 19,893     $ 10,682    $ 1,988     $ 32,563

Costs and expenses:
   Cost of revenues                            (16,034)    $  930(1)                (16,964)      (8,513)    (1,289)     (26,766)
   Selling, general and administrative          (4,154)                $  235(1)     (3,919)      (2,155)      (488)      (6,562)
   Amortization of intangible asset                           270(1)                   (270)                                (270)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                               (20,188)     1,200         235       (21,153)     (10,668)    (1,777)     (33,598)
- - -----------------------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                           (295)     1,200         235        (1,260)          14        211       (1,035)

Other income (expense):
   Interest and other income                        66                                  66           20         24          110
   Interest expense                             (2,921)                 1,111(2)     (1,810)         (18)        (1)      (1,829)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                (2,885)                 1,111        (1,744)           2         23       (1,719)
- - -----------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations
   before income taxes and minority
   interest in subsidiary                       (3,150)     1,200       1,346        (3,004)          16       234        (2,754)

Income taxes (benefit)                          (1,072)                              (1,072)           6        94          (972)
- - -----------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations
   before minority interest in subsidiary       (2,078)     1,200       1,346        (1,932)          10       140        (1,782)

Minority interest in subsidiary                     (2)                                  (2)                                  (2)
- - -----------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations      $ (2,080)    $1,200      $1,346      $ (1,934)    $     10    $  140      $ (1,784)
===================================================================================================================================

(/TABLE)









ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued

NOTE 2 - CONTINUED
- - -------------------

(1) Reflects a three month impact of additional depreciation expense resulting from the write-up of property, plant and equipment, the amortization of the write-up in inventory values, the amortization of reorganization value in excess of fair value, and the reduction of ESOP expense and goodwill amortization which was written off in conjunction with fresh start reporting.

(2)  Interest expense on reorganized long-term debt.


NOTE 3 - INVENTORIES
- - --------------------

Inventories consist primarily of raw materials of $7,778 and $7,512, work-in-process of $2,391 and $2,374 and finished goods of $8,631 and $8,764 at March
31, 1994 and December 31, 1993, respectively.


NOTE 4 - CONTRACTS IN PROGRESS
- - ------------------------------

The status of contract costs on uncompleted construction contracts was as follows:

- - ------------------------------------------------------------------------------
                         Costs and estimated   Billings in excess
                         earnings in           of costs and
                         excess of billings    estimated earnings     Total
- - ------------------------------------------------------------------------------

March 31, 1994:
Costs and estimated
   earnings of $1,622        $21,042               $6,565
Billings                      19,269                7,202
- - ------------------------------------------------------------------------------
                             $ 1,773               $  637            $1,136
==============================================================================

December 31, 1993:
Costs and estimated
   earnings of $1,649        $20,113               $6,218
Billings                      18,189                6,837
- - ------------------------------------------------------------------------------
                             $ 1,924               $  619            $1,305
==============================================================================

Accounts receivable at March 31, 1994 and December 31, 1993 include amounts billed but not yet paid by customers under retainage provisions of approximately $2,711 and $2,989, respectively.  Such amounts are generally due within one year.
                                       12


ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 5 - INCOME TAX PAYMENTS
- - ----------------------------

For the three month periods ended March 31, 1994 and 1993 the Company made income tax payments totaling $377 and $23, respectively.


NOTE 6 - LINES OF CREDIT
- - ------------------------

On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress through the twelve month period ending June 30, 1994. Under this agreement, Adience may request loan advances not to exceed the lesser of $12 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT has guaranteed the Adience line of credit and has pledged as collateral its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 8.75% at March
31, 1994). At March 31, 1994 Adience had borrowed $12,411 under the credit facility, including checks in transit of $1,396.

In addition, IDT entered into a financing agreement with Congress, which was also subsequently renewed through June 30, 1994. Under this agreement, IDT may request loan advances not to exceed the lesser of $3 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets. Adience guarantees IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate.
At March 31, 1994, there were no borrowings under this agreement.

Both Adience and IDT pay commitment fees on the unused portion of their credit facility of 0.5%. Under the terms of the financing agreements, both companies are required to maintain certain financial ratios and meet other financial conditions. The agreements do not allow the companies to incur additional indebtedness, pay cash dividends, make certain investments, advances or loans, and limits annual capital expenditures. As of March 31, 1994, Adience and IDT were in compliance with the covenants of their respective agreements.
Adience's ability to continue to comply with such conditions is dependent upon Adience's ability to achieve specified levels of sales, profitable operations and borrowing availability. Waivers or amendments may be required in the future to ensure compliance. Inability to achieve compliance could affect
Adience's access to further borrowings or require it to secure additional capital by other means.








ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 6 - CONTINUED
- - ------------------

Both companies anticipate the financing agreements with Congress will be renewed at June 30, 1994 or, alternatively, both companies will be able to secure financing from other sources.


NOTE 7 - LONG-TERM OBLIGATIONS
- - ------------------------------

- - ------------------------------------------------------------------------------
                                                   March 31,      December 31,
                                                     1994           1993
- - ------------------------------------------------------------------------------

Long-term obligations consisted of the following:

New Senior Secured Notes due in 2002,
   interest at 11%                                 $49,079        $49,079
Notes payable with monthly installments
   of principal and interest of $22
   through December 1997, interest at 10%              793            836
Capital lease obligations                              762            745
Other (interest ranges from 10% to 13%)                546            560
- - ------------------------------------------------------------------------------
                                                    51,180         51,220
Less current portion                                   739            759
- - ------------------------------------------------------------------------------
                                                    50,441         50,461
Discount on New Senior Secured Notes                 4,125          4,250
- - ------------------------------------------------------------------------------

                                                   $46,316        $46,211
==============================================================================

In connection with the Plan of Reorganization, $49,079 of New Senior Secured
Notes with an annual interest rate of 11% were issued under an indenture agreement dated as of June 30, 1993. The New Senior Secured Notes are redeemable at the option of Adience after December 15, 1997. The New Senior
Secured Notes are not guaranteed by subsidiaries of Adience. The New Notes are secured by a lien on all the assets of Adience, including the stock of IDT.

Adience, on a consolidated basis, has agreed to certain restrictive covenants which are ordinary to such financings including, among other things, limitations on asset sales, limitations on additional indebtedness and restrictions on the payment of dividends.





ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 8 - COMMITMENTS AND CONTINGENCIES
- - --------------------------------------

At March 31, 1994, Adience had $1,643 in irrevocable standby letters of credit outstanding, not reflected in the accompanying consolidated financial statements, as guarantees in force for various insurance policies, performance and bid bonds. These instruments are usually for a period of one year or the duration of the contract. The letters of credit reduce Adience's availability under the Congress credit facility.

In February 1992, IDT was cited by the Ohio Environmental Protection Agency
(the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio facility. IDT had $783 accrued at December 31, 1993 for the clean up of this site.

In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200 (of which IDT paid $175 and Adience paid $25).
In addition, the consent order requires the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At March
31, 1994, environmental accruals amounted to $746 which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $360 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility.

Under the acquisition agreement pursuant to which IDT acquired the property from Adience, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify IDT for any losses in excess of $250. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by IDT in this matter, and has received assurance that Adience will honor such claim.
Adience has reimbursed IDT $266; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

Adience is engaged in various other legal actions arising in the ordinary course of business. Management believes, after discussions with internal and external counsel, that the ultimate outcome of the proceedings will not have a material adverse effect on Adience's consolidated financial position.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Reorganization and Fresh-Start Reporting
- - ----------------------------------------

Adience, Inc. has experienced continued losses from continuing operations
(before reorganization items) both pre- and post-emergence under Chapter 11.
In addition, a write down of reorganization value in excess of amounts allocable to identifiable assets was recorded at December 31, 1993, based on management's belief that a permanent impairment of this asset existed. The
Company is currently seeking to replace and improve the terms of its line of credit financing agreement with Congress Financial Corporation (Congress) which expires June 30, 1994.

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

On February 22, 1993, Adience and the unofficial committee of noteholders of Adience filed a "prepackaged" plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Reorganization"). The Prepackaged Plan was confirmed by the United States Bankruptcy Court for the Western District of Pennsylvania on May 4, 1993 and consummated on June 30, 1993.

The filing was precipitated by a combination of an overall decline in the demand for refractory products and services during 1991 and 1992 caused by a decrease in the production of refractory using industries in the United
States, particularly steel, and losses from discontinued operations. The primary purposes of the Prepackaged Plan were to reduce Adience's debt service requirements and overall indebtedness, to realign its capital structure and to provide Adience with greater liquidity. Neither IDT nor Adience Canada, Inc.
filed a plan of reorganization.













The Prepackaged Plan provided for a restructuring of Adience's capital structure and allowed the holders of $66 million aggregate principal amount of Adience's Senior Subordinated Reset Notes ("Old Subordinated Notes") to exchange them for $49 million aggregate principal amount of new 11% Senior
Secured Notes ("New Senior Notes") due June 15, 2002, plus common stock representing 55% of the outstanding common stock of Adience. The Prepackaged
Plan also included forgiveness of outstanding interest totaling approximately
$8.8 million. The value of the cash and securities distributed was $17.5 million less than the allowed claims; the resultant gain was recorded as an extraordinary gain.

In connection with the Reorganization described above, Adience applied the provisions of the American Institute of Certified Public Accountants'
Statement of Position No. 90-7, "Financial Reporting by Entities in
Reorganization under the Bankruptcy Code" ("SOP 90-7") as of June 30, 1993.
The Company's basis of accounting for financial reporting purposes changed as a result of applying SOP 90-7. Specifically, SOP 90-7 required the adjustment of the Company's assets and liabilities to reflect a reorganization value generally approximating the fair value of the Company as a going concern on an unleveraged basis, the elimination of its accumulated deficit, and adjustments to its capital structure to reflect consummation of the Prepackaged Plan.
Accordingly, the results of operations after June 30, 1993 are not comparable to the results of operations prior to such date.


Results of Operations
- - ---------------------


Three Months Ended March 31, 1994 Compared with Three Months Ended March 31,
1993.

Net revenues by industry segment for the three months ended March 31, 1994 and 1993 were as follows:

                                   Three Months Ended
                                        March 31,
                             Post-emergence   Pre-emergence
Net Revenues                      1994            1993          % Change
- - ------------------------------------------------------------------------------
Heat Technology Division         $22,126         $21,881           1 %
IDT                                6,084          10,682         (43)%
- - ------------------------------------------------------------------------------
     Total                       $28,210         $32,563         (13)%
==============================================================================

Net revenues for the Heat Technology division remained consistent with prior period's net revenues.










Included in net revenues for IDT for the period ended March 31, 1993 is one large project with incremental revenues of $2.2 million. This was substantially completed in the fourth quarter of 1993. Also included in the period ended March 31, 1993 were $900 of revenues attributable to IDT's
Kensington division, which was sold during December 1993. The remaining decline is attributable to construction delays caused by extreme weather conditions during the winter months. Construction activity is expected to increase during the second and third quarters of 1994.

                                   Three Months Ended
                                        March 31,
                             Post-emergence   Pre-emergence
Cost of Revenues                  1994            1993          % Change
- - ------------------------------------------------------------------------------
Heat Technology Division         $19,255         $17,323          11 %
IDT                                5,058           8,513         (41)%
- - ------------------------------------------------------------------------------
     Total                       $24,313         $25,836          (6)%
==============================================================================

Cost of revenues for the Heat Technology division increased by a higher percentage than the net revenue increase for the three months ended March 31, 1994. Competitive pressure continues to prevent the Heat Technology division from improving its gross margins. In addition, due to the application of SOP
90-7 as of June 30, 1993, buildings and machinery and equipment were written up by $13 million to fair value, resulting in an increase in depreciation expense in the period ending March 31, 1994 of 27%.

Cost of revenues for IDT decreased at a rate comparable to the decrease in net revenues.

                                   Three Months Ended
Selling, General and                    March 31,
                             Post-emergence   Pre-emergence
Administrative Expenses           1994            1993          % Change
- - ------------------------------------------------------------------------------
Heat Technology Division         $4,468          $4,642           (4)%
IDT                               1,634           2,155          (24)%
- - ------------------------------------------------------------------------------
     Total                       $6,102          $6,797          (10)%
==============================================================================

Selling, general and administrative expenses decreased during the first quarter of 1994 as a result of cost containment programs implemented at IDT.
In addition, on July 1, 1993 the company suspended any future recognition of expense related to the Employee Stock Ownership Plan (ESOP) which was established during 1989. Accordingly, Adience has no intention at this time to issue more shares of its common stock to the ESOP. Contributions to the ESOP charged to expense for the three months ended March 31, 1993 amounted to $228.








Interest expense decreased 37% for the three months ended March 31, 1994 to $1.9 million from $2.9 million for the three months ended March 31, 1993. The decrease was primarily due to the restructuring of the Senior Secured Reset
Notes from $66 million to $49 million and a reduction of interest on the New
Notes from 15% to 11%.

The Company remains in a net operating loss position. Therefore, the Company does not anticipate that the new tax laws will have a significant effect on its result of operations in fiscal 1994.


Liquidity and Sources of Capital
- - --------------------------------

The Company's principal sources of liquidity are cash from operations, cash on hand, and certain credit facilities available to the Company.

Management of the Company believes that cash on hand and funds from operations, together with borrowings under credit facilities described below, will be sufficient to cover its working capital, capital expenditure and debt service requirements through 1994. The Company is actively seeking an increase in its credit line through its current lender or different financing resources. The Company expects average borrowings to increase over 1993 levels. The Company intends to seek further to strengthen its financial position and increase its financial flexibility and may from time to time consider possible additional transactions, including other capital market transactions.

Net cash flows used by operating activities totaled $2.5 million for the three months ended March 31, 1994 as compared to $700 in the comparable period of 1993. The decreased investment in working capital (exclusive of cash and cash equivalents) of $3.3 million during 1994 relates primarily to lower trade receivable arising from a decrease in sales for IDT and an increase in short-term borrowings. Inventory balances for IDT increased by 14% over 1993 levels in anticipation of increased sales during the upcoming months.

Capital expenditures used approximately $700 of funds through March 31, 1994.
During 1993, Adience committed to purchase a new plant facility to expand current production of a specific product line. The estimated total cost of this facility and the necessary capital expenditures for machinery and equipment is $1.8 million and is expected to be partially financed through the Pennsylvania Industrial Development Authority. It is anticipated that necessary capital expenditures in future years will not exceed depreciation expense but will represent a material use of operating funds.

Adience and IDT together had $2.2 million in available credit as of March 31, 1994 under their short-term borrowing arrangements with Congress.

Short-term liquidity is dependent, in large part, on general economic conditions and the effect on the steel industry. Due to the cyclical nature of the steel business and considering current trends and industry forecasts, it appears the period of low steel demand has ended.






On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress for the twelve month period ending June 30, 1994. Under this agreement, Adience may request loan advances not to exceed the lesser of $12 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT guaranteed the Adience line of credit and has pledged its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 8.75% at March 31, 1994). At
March 31, 1994 Adience had borrowed $12,411 under the credit facility, including checks in transit of $1,396. Letters of credit issued under the facility totaled $943 at March 31, 1994, which reduced the availability under the financing arrangement in a like amount.

IDT also renewed its financing agreement with Congress through June 30, 1994.
Under this agreement, IDT may request loan advances not to exceed the lesser of $3 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets.
Adience has guaranteed IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate. At March 31, 1994, no amounts were outstanding under this agreement. Letters of credit issued under the facility totaled
$700 at March 31, 1994, which reduced the availability under the financing arrangement in a like amount.

Both Adience and IDT pay commitment fees on the unused portion of their credit facilities. Under the terms of the financing agreements, Adience is required to maintain minimum levels of net worth of $1,500 and working capital of $12,000. The agreements additionally contain other restrictive covenants applicable to Adience and its subsidiaries which, among other things, limit
(i) the incurrence of additional indebtedness, (ii) the granting of liens,
(iii) the making of loans, investments and guaranties, (iv) transactions with affiliates, (v) the payment of dividends and other distributions, (vi) the making of annual capital expenditures, and (vii) the disposition of real property.

As of March 31, 1994, Adience and IDT were in compliance with the covenants of their respective agreements. Adience's ability to continue to comply with such conditions is dependent upon Adience's ability to achieve specified levels of sales, profitable operations and borrowing availability. Waivers or amendments may be required in the future. Inability to achieve compliance could affect Adience's access to further borrowings or require it to secure additional capital by other means.

Both Adience and IDT anticipate that either the financing agreements with Congress will be renewed at June 30, 1994 or, alternatively, both companies will be able to secure financing from other sources.










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

Both internal and external factors are material to the Company's long-term liquidity. External factors include general economic conditions, the performance of the steel industry and spending by public school systems.
Long-term liquidity is dependent upon the Company's ability to control costs during periods of low demand so as to sustain positive cash flow from operations. The Company, even after Reorganization, continues to operate with a significant amount of interest-bearing debt. Should additional financing be needed, the Company's access to new sources of capital or the amount of available and unused lines of bank credit may be limited.

In February 1992, IDT was cited by the Ohio Environmental Protection Agency
(the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio Facility. IDT had $783 accrued at December 31, 1993 for the clean-up of this site.

In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200 (of which IDT paid $175 and Adience paid $25).
In addition, the consent order requires the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At March
31, 1994, environmental accruals amounted to $746 which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $360 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility.







Under the acquisition agreement pursuant to which IDT acquired the property from Adience, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made, accordingly, Adience is required to indemnify IDT for any losses in excess of $250. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by IDT in this matter, and has received assurance that Adience will honor such claim.
Adience has reimbursed IDT $266; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.
















































PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


The Company did not file any reports on Form 8-K during the three months ended
March 31, 1994.



















































                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADIENCE, INC.



Date:    May 13, 1994              By:  /s/ Fletcher L. Byrom
      -------------------              ----------------------------------
                                        Fletcher L. Byrom
                                        Chairman and
                                        Chief Executive Officer




Date:    May 13, 1994              By:  /s/ Stephen M. Grimshaw
      -------------------              ----------------------------------
                                        Stephen M. Grimshaw
                                        Vice President - Finance and Treasurer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)




















                                       24




