Form 10-Q
period 1994-06-30
ADIENCE INC
filed 1994-08-12
CIK 846972

                                  FORM 10-Q



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



      For quarter ended:                             Commission File No.
        June 30, 1994                                     33-27289



                                ADIENCE, INC.



           Delaware                                       14-1671486
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     Identification Number)


                            1305 Grandview Avenue
                       Pittsburgh, Pennsylvania  15211
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

     10,100,000 shares of common stock, par value $.01 per share, are outstanding as of June 30, 1994.

ADIENCE, INC.

INDEX




PART 1 - FINANCIAL INFORMATION
- - ------------------------------


   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets--
               June 30, 1994 and December 31, 1993......................... 2

            Consolidated Statements of Operations--
               Post-Emergence Six Months Ended June 30, 1994;
               Pre-Emergence Six Months Ended June 30, 1993;
               Post-Emergence Three Months Ended June 30, 1994;
               Pre-Emergence Three Months Ended June 30, 1993.............. 4

            Consolidated Statements of Cash Flows--
               Post-Emergence Six Months Ended June 30, 1994;
               Pre-Emergence Six Months Ended June 30, 1993................ 5

            Notes to Consolidated Financial Statements--June 30, 1994...... 6


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................. 18




PART II - OTHER INFORMATION
- - ---------------------------

   Item 4.  Submission of Matters to a Vote of Security Holders........... 27

   Item 6.  Exhibits and Reports on Form 8-K.............................. 27




SIGNATURES................................................................ 28

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
- - ------------------------------------------------------------------------------
                                                    June 30,      December 31,
                                                      1994            1993
(In thousands of dollars, except share data)      (Unaudited)      (Audited)
- - ------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                        $   343        $  2,200
   Accounts receivable, less allowance
      (1994 - $1,430; 1993 - $1,287)                 25,651          27,046
   Inventories                                       18,275          18,650
   Costs and estimated earnings in excess of
      billings on uncompleted contracts               2,589           1,924
   Prepaid expenses, deposits and other                 745           2,231
- - ------------------------------------------------------------------------------
Total current assets                                 47,603          52,051
- - ------------------------------------------------------------------------------

Deferred income taxes                                 3,609           3,609
Property, plant and equipment:
   Land                                               2,760           2,763
   Buildings                                         12,725          12,328
   Machinery and equipment                           25,784          24,877
- - ------------------------------------------------------------------------------
                                                     41,269          39,968
   Less allowances for depreciation                   9,019           7,151
- - ------------------------------------------------------------------------------
                                                     32,250          32,817

Other assets                                          4,450           4,720

Reorganization value in excess of
   amounts allocable to identifiable assets, net      8,643           9,190
- - ------------------------------------------------------------------------------

Total assets                                        $96,555        $102,387
==============================================================================


The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
- - ------------------------------------------------------------------------------
                                                    June 30,      December 31,
                                                      1994            1993
(In thousands of dollars, except share data)      (Unaudited)      (Audited)
- - ------------------------------------------------------------------------------

Liabilities and shareholders' equity
Current liabilities:
   Revolving lines of credit                        $12,699        $  9,185
   Current portion of long-term obligations             700             759
   Accounts payable                                  11,375          11,424
   Salaries, wages and withholdings                   1,274             953
   Payable to principal shareholder                     536             569
   Accrued expenses                                   2,791           3,727
   Billings in excess of costs and estimated
      earnings on uncompleted contracts               1,348             619
   Accrued insurance                                  6,095           6,466
   Accrued income taxes                               1,075           1,569
   Environmental liability                              618             783
   Deferred income taxes                                 66              66
- - ------------------------------------------------------------------------------
Total current liabilities                            38,577          36,120
- - ------------------------------------------------------------------------------

Payable to principal shareholder                      1,770           3,189
Long-term obligations                                46,299          46,211
Deferred income taxes                                 3,930           3,930

Minority interest in subsidiary                       3,387           3,428

Shareholders' equity:
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued and outstanding 10,000,000 shares
      in 1993 and 10,100,000 in 1994                    101             100
   Additional paid-in capital                        23,974          23,900
   Retained deficit                                 (21,047)        (14,367)
   Foreign currency translation                        (361)           (124)
   Unamortized stock compensation                       (75)             --
- - ------------------------------------------------------------------------------
Total shareholders' equity                            2,592           9,509
- - ------------------------------------------------------------------------------

Total liabilities and shareholders' equity          $96,555        $102,387
==============================================================================


The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                              Post-emergence  |  Pre-emergence     Post-emergence  |  Pre-emergence
                                                              Three           |  Three             Six             |  Six
                                                              Months Ended    |  Months Ended      Months Ended    |  Months Ended
(In thousands of dollars, except per share data)              June 30, 1994   |  June 30, 1993     June 30, 1994   |  June 30, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                  $32,410         |  $35,608           $60,620         |  $68,171
Costs and expenses:                                                           |                                    |
   Cost of revenues                                            26,688         |   29,638            51,001         |   55,474
   Selling, general and administrative                          6,488         |    7,827            12,590         |   14,624
   Amortization of intangible asset                               277         |       --               547         |       --
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                               33,453         |   37,465            64,138         |   70,098
- - -----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                 (1,043)        |   (1,857)           (3,518)        |   (1,927)
- - -----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):                                                       |                                    |
   Interest and other income                                      271         |    1,193               461         |      258
   Interest expense                                            (1,858)        |     (465)           (3,721)        |   (2,360)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                               (1,587)        |      728            (3,260)        |   (2,102)
- - -----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before reorganization                         |                                    |
   items, income taxes, minority interest in subsidiary                       |                                    |
   and extraordinary item                                      (2,630)        |   (1,129)           (6,778)        |   (4,029)
- - -----------------------------------------------------------------------------------------------------------------------------------
Reorganization items:                                                         |                                    |
   Professional fees                                               --         |     (102)               --         |     (102)
   Write-off of unamortized debt discount                          --         |     (455)               --         |     (455)
   Write-off of unamortized loan origination fees                  --         |   (2,065)               --         |   (2,065)
   Adjust accounts to fair value                                   --         |   23,165                --         |   23,165
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                   --         |   20,543                --         |   20,543
- - -----------------------------------------------------------------------------------------------------------------------------------

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) - (Continued)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                              Post-emergence  |  Pre-emergence     Post-emergence  |  Pre-emergence
                                                              Three           |  Three             Six             |  Six
                                                              Months Ended    |  Months Ended      Months Ended    |  Months Ended
(In thousands of dollars, except per share data)              June 30, 1994   |  June 30, 1993     June 30, 1994   |  June 30, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before                               |                                    |
   income taxes, minority interest in subsidiary                              |                                    |
   and extraordinary item                                      (2,630)        |   19,414            (6,778)        |   16,514
- - -----------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefit)                                            143         |    1,233               (57)        |      261
- - -----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before minority                      |                                    |
   interest in subsidiary and extraordinary item               (2,773)        |   18,181            (6,721)        |   16,253
- - -----------------------------------------------------------------------------------------------------------------------------------
Minority interest in subsidiary                                    22         |       (1)              (41)        |        1
- - -----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                      |                                    |
   before extraordinary item                                   (2,795)        |   18,182            (6,680)        |   16,252
- - -----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:                                                      |                                    |
   Loss on disposal of discontinued operations                                |                                    |
      (net of tax benefits of $0 and $0)                           --         |     (400)               --         |     (400)
- - -----------------------------------------------------------------------------------------------------------------------------------
Loss (income) before extraordinary item                        (2,795)        |   17,782            (6,680)        |   15,852
- - -----------------------------------------------------------------------------------------------------------------------------------
Extraordinary item-                                                           |                                    |
   gain on discharge of debt                                       --         |   17,480                --         |   17,480
- - -----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                             $(2,795)        |  $35,262           $(6,680)        |  $33,332
===================================================================================================================================
Earnings per common share:                                                    |                                    |
   Loss from continuing operations                            $ (0.28)        |     *              $ (0.67)        |     *
   Loss from discontinued operations                               --         |     *                   --         |     *
   Extraordinary item                                              --         |     *                   --         |     *
- - -----------------------------------------------------------------------------------------------------------------------------------
Net loss per common share                                     $ (0.28)        |     *              $ (0.67)        |     *
===================================================================================================================================
Average common shares outstanding                              10,019         |     *               10,009         |     *
===================================================================================================================================


* Earnings per share are not meaningful prior to June 30, 1993 due to the reorganization--see Note 1.

The accompanying notes are an integral part of these financial statements.





                                      4A

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Post-emergence   |   Pre-emergence
                                                                                              Six Months Ended  |  Six Months Ended
(In thousands of dollars)                                                                       June 30, 1994   |   June 30, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities                                                                             |
Net (loss) income                                                                                  $(6,680)     |     $33,332
Non-cash expenses and revenues included in (loss) income:                                                       |
   Depreciation and amortization                                                                     3,163      |       2,000
   Provisions for doubtful accounts                                                                    273      |         413
   Loss on disposal of discontinued operations                                                          --      |         400
   (Gain) loss on disposal of property, plant and equipment                                            (72)     |          23
   Minority interest                                                                                   (41)     |           1
Changes in operating assets and liabilities:                                                                    |
   Short-term investments                                                                               --      |          (4)
   Accounts receivable                                                                               1,252      |      (3,781)
   Inventories, prepaid expenses, deposits and other                                                 1,861      |         201
   Costs and estimated earnings in excess of billings on uncompleted contracts                        (665)     |      (1,050)
   Income tax receivable                                                                                --      |       2,742
   Accounts payable, salaries, wages and withholdings, accrued                                                  |
      expenses, accrued insurance and payable to principal shareholder                              (2,487)     |       2,469
   Billings in excess of costs and estimated earnings on uncompleted contracts                         729      |         614
   Accrued income taxes                                                                               (494)     |       1,549
   Environmental liability                                                                            (165)     |         (82)
   Other                                                                                               162      |         470
Operating cash flows form reorganization items:                                                                 |
   Write-off of unamortized debt discount and loan origination fees                                     --      |       2,520
   Adjust accounts to fair value                                                                        --      |     (23,165)
   Extraordinary gain on discharge of debt                                                              --      |     (17,480)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                                    (3,164)     |       1,172
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities                                                                             |
Purchase of property, plant and equipment                                                           (1,637)     |        (697)
Other                                                                                                 (349)     |        (305)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                               (1,986)     |      (1,002)
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities                                                                             |
Net borrowings (payments) on revolving lines of credit                                               3,514      |      (1,849)
Principal payments on long-term obligations                                                           (221)     |        (369)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                     3,293      |      (2,218)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                           (1,857)     |      (2,048)
Cash and cash equivalents at beginning of period                                                     2,200      |       2,048
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $   343      |     $     0
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1994

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

The continued viability of the Company is dependent upon, among other factors, the ability to generate sufficient cash from operations, financing, or other sources that will meet ongoing obligations over a sustained period.
Management has prepared detailed operating and financial plans which combine multifunctional resources as teams to respond better to customer needs, make an investment in product and service opportunities expected to produce a greater return on investment, and continue a cost control program begun in 1993. Management believes that the successful implementation of this plan will enable the Company to continue as a going concern for a reasonable period.

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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 1 - CONTINUED
- - ------------------

Neither Adience Canada, a wholly-owned subsidiary, or Information Display Technology, Inc. ("IDT"), a majority-owned subsidiary of Adience, guarantee the new 11% Notes issued by Adience under the Prepackaged Plan. The new Notes are secured by a lien on all the assets of Adience, including the stock of IDT.

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

At June 30, 1993, the adjustment to record confirmation of the plan of $23 million was allocated to assets and liabilities as follows:

Inventories                                                   $  1,287
Property, plant and equipment                                   19,448
Reorganization value in excess of amounts
   allocable to identifiable assets                             18,329
Intangible assets                                               (3,032)
Deferred income taxes                                           (1,108)
Additional paid-in capital                                     (10,896)
Prepaid contribution to employee stock ownership plan	            (863)
                                                              ---------
                                                              $ 23,165
                                                              =========

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The consolidated results of operations for the three and six month periods ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 1 - CONTINUED
- - ------------------

The accompanying unaudited financial statements should be read in conjunction with Adience's audited financial statements included in Adience's annual report on Form 10-K for the six month periods ended December 31 and June 30, 1993.

Certain items in the June 30, 1993 financial statements have been reclassified and restated to conform with changes in classification adopted and required in 1994.

Earnings per common share is computed by dividing net loss by the weighted average number of shares outstanding.


Note 2 - Pro Forma Results of Operations
- - ----------------------------------------

The following consolidating pro forma statement of operations reflects the financial results of the Company as if the reorganization had been effective January 1, 1993:

ADIENCE, INC.
CONSOLIDATING PRO FORMA STATEMENT OF OPERATIONS
UNAUDITED
                                               F o r    t h e    S i x    M o n t h s    E n d e d    J u n e    3 0,    1 9 9 3
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                Pro Forma       Unconsolidated
                                            Unconsolidated     Adjustments         Adience                  ADIENCE   ADIENCE, INC.
                                               ADIENCE       Debit      Credit    Pro Forma        IDT      CANADA    CONSOLIDATED
- - -----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                   $39,798                              $39,798      $23,740    $ 4,633      $68,171

Costs and expenses:
   Cost of revenues                             32,350    $ 1,858(1)                 34,208       19,984      3,140       57,332
   Selling, general and administrative          10,071                 $  615(1)      9,456        3,677        876       14,009
   Amortization of intangible asset                           540(1)                    540                                  540
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                42,421      2,398         615        44,204       23,661      4,016       71,881
- - -----------------------------------------------------------------------------------------------------------------------------------

Operating (loss) profit                         (2,623)                              (4,406)          79        617       (3,710)

Other income (expense):
   Interest and other income                       215                                  215           14         29          258
   Interest expense                             (2,271)     1,297(2)                 (3,568)         (89)                 (3,657)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                (2,056)     1,297                    (3,353)         (75)        29       (3,399)
- - -----------------------------------------------------------------------------------------------------------------------------------
 (Loss) income from continuing operations
   before reorganization items, income taxes
   and minority interest in subsidiary          (4,679)                              (7,759)           4       646        (7,109)

Reorganization items:
   Professional fees                              (102)                   102(3)          0                                    0
   Write-off of unamortized debt discount         (455)                   455(3)          0                                    0
   Write-off of unamortized loan fees           (2,065)                 2,065(3)          0                                    0
   Adjust accounts to fair value                23,165     23,165(3)                      0                                    0
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                20,543     23,165       2,622             0            0         0             0
- - -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes and minority interest
   in subsidiary                                15,864                               (7,759)           4       646        (7,109)

Income taxes (benefit)                              (1)                                  (1)           1       261          (261)
- - -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before minority interest in subsidiary       15,865                               (7,758)           3       385        (7,370)

Minority interest in subsidiary                      1                                    1                                    1
- - -----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations       $15,864    $26,860      $3,237       $(7,759)     $     3    $  385       $(7,371)
===================================================================================================================================

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 2 - CONTINUED
- - ------------------

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


NOTE 3 - INVENTORIES
- - --------------------

Inventories consist primarily of raw materials of $8,181 and $7,512, work-in-process of $2,033 and $2,374 and finished goods of $8,061 and $8,764 at June 30, 1994 and December 31, 1993, respectively.


NOTE 4 - CONTRACTS IN PROGRESS
- - ------------------------------

The status of contract costs on uncompleted construction contracts was as follows:
- - -----------------------------------------------------------------------------
                        Costs and estimated    Billings in excess
                            earnings in           of costs and
                        excess of billings     estimated earnings      Net
- - -----------------------------------------------------------------------------

June 30, 1994:
Costs and estimated
   earnings of $1,567         $24,136                $7,541
Billings                       21,547                 8,889
- - -----------------------------------------------------------------------------
                              $ 2,589                $1,348           $1,241
=============================================================================

December 31, 1993:
Costs and estimated
   earnings of $1,649         $20,113                $6,218
Billings                       18,189                 6,837
- - -----------------------------------------------------------------------------
                              $ 1,924                $  619           $1,305
=============================================================================

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 4 - CONTINUED
- - ------------------

Accounts receivable at June 30, 1994 and December 31, 1993 include amounts billed but not yet paid by customers under retainage provisions of approximately $2,648 and $2,989, respectively. Such amounts are generally due within one year.


NOTE 5 - INCOME TAX PAYMENTS
- - ----------------------------

For the six month periods ended June 30, 1994 and 1993 the Company made income tax payments totaling $502 and $32, respectively.


NOTE 6 - LINES OF CREDIT
- - ------------------------

On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress that had a renewal date of June 30, 1994 (the "Renewal Date"). The facility remains in effect year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary of the Renewal Date in any year. Under this agreement, Adience may request loan advances not to exceed the lesser of $12 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The Company is negotiating an increase in its credit line through its current lender. The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT has guaranteed the Adience line of credit and has pledged as collateral its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 9.75% at June 30, 1994). At June 30, 1994 Adience had borrowed $11,621 under the credit facility including checks in transit of $1,911.

In addition, IDT entered into a financing agreement with Congress, which is also renewed under the same terms described above. Under this agreement, IDT may request loan advances not to exceed the lesser of $3 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets. Adience guarantees IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate. At June 30, 1994, IDT had borrowed $1,078 under the credit facility including checks in transit of $604.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 6 - CONTINUED
- - ------------------

Both Adience and IDT pay commitment fees on the unused portion of their credit facility of 0.5%. Under the terms of the financing agreements, both companies are required to maintain certain financial ratios and meet other financial conditions. The agreements do not allow the companies to incur additional indebtedness, pay cash dividends, make certain investments, advances or loans, and limits annual capital expenditures. IDT is in compliance with all financial requirements of its agreement. During the three months ended June 30, 1994, Adience was not in compliance at all times with the working capital covenant in its financing agreement. The Company received appropriate waivers for those periods of noncompliance. Inability to achieve compliance in the future could affect Adience's access to further borrowings or require it to secure additional capital by other means. Adience is currently negotiating with Congress for permanent amendments to the minimum working capital and net worth covenants in its financing agreement.


NOTE 7 - LONG-TERM OBLIGATIONS
- - ------------------------------

- - -----------------------------------------------------------------------------
                                                     June 30,    December 31,
                                                       1994          1993
- - -----------------------------------------------------------------------------

Long-term obligations consisted of the following:

New Senior Secured Notes due in 2002,
   interest at 11%                                   $49,079       $49,079
Notes payable with monthly installments of
   principal and interest of $22
   through December 1997, interest at 10%                747           836
Capital lease obligations                                693           745
Other (interest ranges from 10% to 13%)                  480           560
- - -----------------------------------------------------------------------------
                                                      50,999        51,220
Less current portion                                     700           759
- - -----------------------------------------------------------------------------
                                                      50,299        50,461
Discount on New Senior Secured Notes                   4,000         4,250
- - -----------------------------------------------------------------------------

                                                     $46,299       $46,211
=============================================================================

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 7 - CONTINUED
- - ------------------

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


NOTE 8 - STOCK PLANS
- - --------------------

On May 24, 1994, the Board of Directors of Adience adopted the 1994 Stock Option Plan ("Stock Option Plan") and 1994 Directors Stock Grant Plan ("Stock Grant Plan"). Under the Stock Option Plan, 1,250,000 shares have been reserved for issuance upon the exercise of stock options, which may be granted to employees by the Compensation Committee of the Company's Board of Directors. Under the Stock Option Plan, options generally become exercisable six months following the date of grant or over a period determined by the Board of Directors and expire ten years from the date of grant. The Stock Option Plan provides for the option price to be paid in cash, shares of Adience's common stock owned by the option holder, or a combination of such shares and cash. As of June 30, 1994 225,000 options have been granted under the Stock Option Plan. Each option granted entitles the holder to acquire one share of Adience common stock at an exercise price not to be less that the fair market value of the underlying shares on the date of grant. There is currently no public market for the common stock.

Compensation resulting from stock options is initially measured at the grant date based on the market value of the common stock, with adjustments to be made quarterly for market price fluctuations. The Company recognized no Stock Option Plan compensation expense for the six months ended June 30, 1994.

The Stock Grant Plan provides that up to 300,000 shares of common stock may be granted to the members of the Board of Directors, at no cost to the directors. The Stock Grant Plan authorized the automatic grant of 10,000 shares of common stock to each director on June 13, 1994, and 10,000 shares of common stock to each director on the date of each of the next two successive annual meetings of shareholders of the Company provided the director is then re-elected to the board, up to an aggregate of not more than 30,000 shares for each director. These grants have been made in lieu of a cash retainer which would have been paid to each director.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 8 - CONTINUED

The aggregate fair market value of the shares granted under the Stock Grant Plan is considered unearned compensation at the time of grant and compensation is earned ratably over the year. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheet.

Additionally, Steib & Company, a New York general partnership, was granted options to purchase 1,275,000 shares of Company common stock as partial compensation for services to be performed under an advisory agreement with the Company. Steven S. Elbaum, a member of the Company's Board of Directors, is a general partner of Steib & Company.


NOTE 9 - COMMITMENTS AND CONTINGENCIES
- - --------------------------------------

At June 30, 1994, Adience had $1,661 in irrevocable standby letters of credit outstanding, not reflected in the accompanying consolidated financial statements, as guarantees in force for various insurance policies, performance and bid bonds. These instruments are usually for a period of one year or the duration of the contract. The letters of credit reduce Adience's availability under the Congress credit facility.

In February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio facility. IDT had $783 accrued at December 31, 1993 for the clean up of this site.

In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200 (of which IDT paid $175 and Adience paid $25).
In addition, the consent order requires the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At June 30, 1994, environmental accruals amounted to $618 which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $518 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) - Continued


NOTE 9 - CONTINUED
- - ------------------

Under the acquisition agreement pursuant to which IDT acquired the property from Adience, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify IDT for any losses in excess of $250. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by IDT in this matter, and has received assurance that Adience will honor such claim. Adience has reimbursed IDT $346; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

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

The continued viability of the Company is dependent upon, among other factors, the ability to generate sufficient funds from operations, financing, or other sources that will meet ongoing obligations over a sustained period.
Management has prepared detailed operating and financial plans which combine multifunctional resources as teams to respond better to customer needs and make an investment in product and service opportunities expected to produce a significantly greater return on investment. Management believes that the successful implementation of these plans will enable the Company to continue as a going concern for a reasonable period. There can be no assurance, however, that such activities will achieve the intended improvement in results of operations or financial position.

On February 22, 1993, Adience and the unofficial committee of noteholders of Adience filed a "prepackaged" plan of reorganization (the "Prepackaged Plan") under Chapter 11 of the United States Bankruptcy Code (the "Reorganization"). The Prepackaged Plan was confirmed by the United States Bankruptcy Court for the Western District of Pennsylvania on May 4, 1993 and consummated on June 30, 1993.

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


Results of Operations
- - ---------------------

Six Months Ended June 30, 1994 Compared with Six Months Ended June 30, 1993.
- - ----------------------------------------------------------------------------

The following table summarizes the Company's consolidated results of operations for the post and pre-emergence periods ended June 30, 1994 and 1993, and provides a consistent basis for further discussion and analysis of those results.

- - ------------------------------------------------------------------------------
                                                  Six Months Ended June 30,
                                               Post-emergence    Pre-emergence
                                                    1994              1993
- - ------------------------------------------------------------------------------
Net (loss) income                                $(6,680)          $33,332
Reorganization items (1):
     Reorganization items                                           20,543
     Extraordinary gain on discharge of debt                        17,480
Loss excluding the effect of
     reorganization items                        $(6,680)          $(4,691)
- - ------------------------------------------------------------------------------

(1)  For further discussion, see Note 1 to Consolidated Financial Statements.

Excluding the effects of reorganization items, the post-emergence loss of $6.7 million increased by $2 million from the pre-emergence period ended June 30, 1993. The increase is primarily due to an increase in depreciation and amortization expense of $1.2 million resulting from the application of SOP 90-7 and the amortization of the Company's reorganization value in excess of amounts allocable to identifiable assets. During the fourth quarter of 1993, the Company recorded a charge of $8 million to reduce the recorded reorganization value in excess of amounts allocable to identifiable assets based on management's comparison of actual cash flows post-emergence through December 31, 1993, with the projected cash flows used to arrive at the reorganization value. This comparison led the Company to the conclusion that permanent impairment of the reorganization value had occurred and that an immediate reduction of approximately 50% of the remaining unamortized value was warranted. Management continues to evaluate the recoverability of the unamortized portion of the reorganization value in excess of amounts allocable to identifiable assets on a quarterly basis. Management is of the opinion that no permanent impairment of the remaining reorganization value has occurred during the six months ended June 30, 1994.

Net revenues by industry segment for the six months ended June 30, 1994 and 1993 were as follows:

- - -----------------------------------------------------------------------------
                               Six Months Ended June 30,
                            Post-emergence    Pre-emergence
NET REVENUES                     1994              1993            % Change
- - -----------------------------------------------------------------------------
Heat Technology Division       $45,413           $44,431               2%
IDT                             15,207            23,740             (36%)
- - -----------------------------------------------------------------------------
Total                          $60,620           $68,171             (11%)
=============================================================================

Net revenues for the Heat Technology division remained consistent with prior period's net revenues.

Included in net revenues for IDT for the six months ended June 30, 1993 is one large project with incremental revenues of $3.9 million. This project was substantially completed in the fourth quarter 1993. Also included in the six months ended June 30, 1993 were $1.5 million of revenues attributable to IDT's Kensington division, which was sold during December 1993. The remaining decline is attributable to the concentration of sales efforts towards IDT manufactured products. IDT anticipates an increase in margins and a reduction in working capital requirements as a result of management's decision to redirect sales efforts so that IDT manufactured product is the primary market focus.

- - -----------------------------------------------------------------------------
                               Six Months Ended June 30,
                            Post-emergence    Pre-emergence
COST OF REVENUES                 1994              1993            % Change
- - -----------------------------------------------------------------------------
Heat Technology Division       $38,778           $35,928               8%
IDT                             12,223            19,546             (37%)
- - -----------------------------------------------------------------------------
Total                          $51,001           $55,474              (8%)
=============================================================================

Cost of revenues for the Heat Technology division increased by a higher percentage than the net revenue increase for the six months ended June 30, 1994. Competitive pressures continue to prevent the Heat Technology division from improving gross margins. Enhanced pricing pressures caused by the market also resulted in reduced margins for certain product lines as compared to the prior period. In addition, due to the application of SOP 90-7 as of June 30, 1993, buildings and machinery and equipment were written up by $13 million to fair value, resulting in an increase in depreciation expense for the six months ending June 30, 1994 of approximately $570.

During the first quarter of 1993, IDT won a decision by the order of the Board of Finance and Revenue of Pennsylvania, relating to a reassessment of use tax on casework sold during the period February 1988 through September 1990. As a result, an adjustment to decrease cost of revenues by $438 was recorded during the first quarter of 1993 resulting from the reversal of the provision relating to this contingency. In addition, some raw material prices used in the IDT manufacturing process have increased significantly over the same period in 1993. Specifically, prices have increased for wood products used in institutional casework and aluminum and steel products used in the manufacturing of chalk and marker boards. IDT's gross margin for the six months ended June 30, 1993 excluding the Kensington division, the 1993 use tax adjustment and the one large project mentioned above, would have been comparable to 1994.

- - -----------------------------------------------------------------------------
                               Six Months Ended June 30,
SELLING, GENERAL AND        Post-emergence    Pre-emergence
ADMINISTRATIVE EXPENSES          1994              1993            % Change
- - -----------------------------------------------------------------------------
Heat Technology Division        $9,141           $10,510             (13%)
IDT                              3,449             4,114             (16%)
- - -----------------------------------------------------------------------------
Total                          $12,590           $14,624             (14%)
=============================================================================

Selling, general and administrative expenses decreased during the six months ended June 30, 1994 primarily as a result of a reduction of insurance premiums for workers' compensation and general liability coverage.

Selling, general and administrative expenses for IDT decreased $665 or 16.2% compared with the six months ended June 30, 1993. This decline is primarily attributable to lower commissions on reduced levels of sales and cost reductions realized by organizational changes made in late 1993.

Interest expense increased 54% for the six months ended June 30, 1994 to $3.7 million from $2.4 million for the six months ended June 30, 1993. During the period of reorganization (February 22 to June 30, 1993), interest on Adience's 15% Senior Subordinated Notes was forgiven thereby reducing actual interest expense during this period.

The Company remains in a net operating loss position. Therefore, the Company does not anticipate that the new tax laws will have a significant effect on its results of operations in fiscal 1994.


Three Months Ended June 30, 1994
Compared With Three Months Ended June 30, 1993.
- - -----------------------------------------------

Net revenues by industry segment for the three months ended June 30, 1994 and 1993 were as follows:

- - -----------------------------------------------------------------------------
                               Six Months Ended June 30,
                            Post-emergence    Pre-emergence
NET REVENUES                     1994              1993            % Change
- - -----------------------------------------------------------------------------
Heat Technology Division       $23,287           $22,550               3%
IDT                              9,123            13,058             (30%)
- - -----------------------------------------------------------------------------
Total                          $32,410           $35,608              (9%)
=============================================================================

Net revenues for the Heat Technology division remained consistent with prior period's net revenues.

Included in net revenues for IDT for the three months ended June 30, 1993 is one large project with incremental revenues of $1.7 million. Also included in the three months ended June 30, 1993 were $600 of revenues attributable to IDT's Kensington division. The remaining decline is attributable to management's efforts to reduce the number of contracts which require the use of purchased rather than manufactured product because the former generate unsatisfactory gross margins.

- - -----------------------------------------------------------------------------
                               Six Months Ended June 30,
                            Post-emergence    Pre-emergence
COST OF REVENUES                 1994              1993            % Change
- - -----------------------------------------------------------------------------
Heat Technology Division       $19,523           $18,605               5%
IDT                              7,165            11,033             (35%)
- - -----------------------------------------------------------------------------
Total                          $26,688           $29,638             (10%)
=============================================================================

Cost of revenues for the Heat Technology division increased at a rate comparable to the increase in net revenues. However, additional depreciation expense on buildings, machinery and equipment under the provisions of SOP 90-7, approximated $285 for the three month period ended June 30, 1994.

Gross margins for IDT increased to 21.5% of net revenues for the three months ended June 30, 1994 compared to 15.5% for the same period in 1993. The improvement in gross margins results principally from a greater amount of revenues from contracts using manufactured products. During the three months ended June 30, 1993, there was a higher percentage of contracts using material purchased from other suppliers and distributed by IDT.

- - -----------------------------------------------------------------------------
                               Six Months Ended June 30,
SELLING, GENERAL AND        Post-emergence    Pre-emergence
ADMINISTRATIVE EXPENSES          1994              1993            % Change
- - -----------------------------------------------------------------------------
Heat Technology Division        $4,673            $5,868             (20%)
IDT                              1,815             1,959              (7%)
- - -----------------------------------------------------------------------------
Total                           $6,488            $7,827             (17%)
=============================================================================

The reduction in selling, general and administrative expenses for the three months ended June 30, 1994 is attributable to decreased insurance premiums for workers' compensation and general liability coverage.


Liquidity and Sources of Capital
- - --------------------------------

The Company's principal sources of liquidity are cash from operations, cash on hand and certain credit facilities available to the Company.

Management of the Company believes that cash on hand and funds from operations, together with borrowings under credit facilities described below, will be sufficient to cover its working capital, capital expenditure and debt service requirements through the next twelve months. The Company is negotiating an increase in its credit line through its current lender. The Company expects average borrowings to increase over 1993 levels. The Company intends to seek further to strengthen its financial position and increase its financial flexibility and may from time to time consider possible additional transactions, including other capital market transactions.

Net cash flows used by operating activities totaled $3.3 million for the six months ended June 30, 1994. The decreased investment in working capital (exclusive of cash and cash equivalents) of $5 million during 1994 relates primarily to lower trade receivables arising from a decrease in sales for IDT and an increase in short-term borrowings. Inventory levels for IDT at June 30, 1994 have increased by 39% from December 31, 1993 due to the seasonal nature of the business and the anticipation of sales in the third quarter.

Capital expenditures used approximately $1.6 million of funds through June 30, 1994. During 1993, Adience committed to purchase a new plant facility to expand current production of a specific product line. The estimated total cost of this facility and the necessary capital expenditures for machinery and equipment is $1.8 million and is expected to be partially financed through the Pennsylvania Industrial Development Authority. It is anticipated that necessary capital expenditures in future years will not exceed depreciation expense but will represent a material use of operating funds.

Adience and IDT together had $2.5 million in available credit as of June 30, 1994 under their short-term borrowing arrangements with Congress.

On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress that had a renewal date of June 30, 1994 (the "Renewal Date"). The facility remains in effect from year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary of the Renewal Date in any year. Under this agreement, Adience may request loan advances not to exceed the lesser of $12 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT guaranteed the Adience line of credit and has pledged its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 9.75% at June 30, 1994). At June 30, 1994, Adience had borrowed $11,621 under the credit facility including checks in transit of $1,911. Letters of credit issued under the facility totaled $961 at June 30, 1994, which reduced the availability under the financing arrangement in a like amount.

IDT entered into a financing agreement with Congress which is also renewed under the same terms described above. Under this agreement, IDT may request loan advances not to exceed the lesser of $3 million or available collateral (80% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets. Adience has guaranteed IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate. At June 30, 1994, IDT had borrowed $1,078 under the credit facility including checks in transit of $604. Letters of credit issued under the facility totaled $700 at June 30, 1994, which reduced the availability under the financing arrangement in a like amount.

Both Adience and IDT pay commitment fees on the unused portion of their credit facilities. Under the terms of the financing agreements, Adience is required to maintain minimum levels of net worth of $1,500 and working capital of $12,000. The agreements additionally contain other restrictive covenants applicable to Adience and its subsidiaries which, among other things, limit
(i) the incurrence of additional indebtedness, (ii) the granting of liens,
(iii) the making of loans, investments and guaranties, (iv) transactions with affiliates, (v) the payment of dividends and other distributions, (vi) the amount of annual capital expenditures, and (vii) the disposition of real property.

As of June 30, 1994, IDT is in compliance with all financial requirements of its agreement. During the three months ended June 30, 1994, Adience was not in compliance at all times with the working capital covenant in its financial agreement. The Company received appropriate waivers for those periods of noncompliance. Inability to achieve compliance in the future could affect Adience's access to further borrowings or require it to secure additional capital by other means. The Company is currently negotiating with Congress for permanent amendments to the minimum working capital and net worth covenants in its financing agreement.

Long-term liquidity is dependent upon the Company's ability to operate profitably and generate cash flow. Adience's New Senior Notes are due in June 2002, and may not be redeemed at the option of Adience prior to December 15, 1997. Adience has not yet formulated plans to meet these long-term debt requirements. The Indenture under which the New Senior Notes were issued contains restrictive covenants similar to those included in the financing agreements with Congress, and additionally limits the use of cash proceeds from the sale of Adience's assets. The Indenture provides that Adience may not make any asset sale outside of the ordinary course of business unless (i) such asset sale is for fair value and (ii) at least 50% of the consideration therefor received by Adience is in the form of cash and/or cash equivalents. In the case of the sale by Adience of all or substantially all of the stock of IDT or any other asset for which the gross cash proceeds exceed $2 million, Adience is required, within 180 days after the receipt of the net cash proceeds of such asset sale, to make an offer to repurchase the New Senior Notes at a price equal to 100% of the principal amount of the New Senior Notes plus accrued interest thereon. In addition, a default on the Congress financing agreement will result in a default under the Indenture.

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

In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200 (of which IDT paid $175 and Adience paid $25).
In addition, the consent order requires the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At June 30, 1994, environmental accruals amounted to $618 which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $518 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility.

Under the acquisition agreement pursuant to which IDT acquired the property from Adience, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made, accordingly, Adience is required to indemnify IDT for any losses in excess of $250. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by IDT in this matter, and has received assurance that Adience will honor such claim. Adience has reimbursed IDT $346; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

On June 13, 1994 at the Company's Annual Meeting of Shareholders, the following ten individuals were elected as directors:

          Fletcher L. Byrom
          Gregory D. Curtis
          Steven S. Elbaum
          Harry Holiday, Jr.
          William B. Jackson
          Herbert T. Kerr
          Gene E. Lewis
          James H. McConomy
          James B. Upchurch
          A. Stanley West

Additionally, the shareholders ratified the appointment of Price Waterhouse as independent auditors for the Company and approved the 1994 Stock Option Plan and the 1994 Directors Stock Grant Plan. Over 95% of the Company's Common Stock was voted in favor of the election of each director and in favor of the other items set forth above.



Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1994.

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ADIENCE, INC.



Date: August 12, 1994                  By: /s/ Fletcher L. Byrom
      -------------------                  ------------------------------
                                           Fletcher L. Byrom
                                           Chairman and
                                           Chief Executive Officer



Date: August 12, 1994                  By: /s/ Stephen M. Grimshaw
      -------------------                  ------------------------------
                                           Stephen M. Grimshaw
                                           Vice President - Finance
                                           and Treasurer
                                           (Principal Financial Officer
                                            and Principal Accounting Officer)