Form 10-Q
period 1994-09-30
ADIENCE INC
filed 1994-10-21
CIK 846972

                                  FORM 10-Q



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



      For quarter ended:                             Commission File No.
      September 30, 1994                                  33-27289



                                ADIENCE, INC.



           Delaware                                       14-1671486
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     Identification Number)


                            1305 Grandview Avenue
                       Pittsburgh, Pennsylvania  15211
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

     10,100,000 shares of common stock, par value $.01 per share, are outstanding as of September 30, 1994.

ADIENCE, INC.

INDEX




PART 1 - FINANCIAL INFORMATION
- - ------------------------------

   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets--
               September 30, 1994 and December 31, 1993....................  2

            Consolidated Statements of Operations--
               Post-Emergence Three Months Ended September 30, 1994; Post-Emergence Three Months Ended September 30, 1993 Post-Emergence Nine Months Ended September 30, 1994; Post-Emergence Three Months Ended September 30, 1993;
               Pre-Emergence Six Months Ended June 30, 1993................  4

            Consolidated Statements of Cash Flows--
               Post-Emergence Nine Months Ended September 30, 1994; Post-Emergence Three Months Ended September 30, 1993;
               Pre-Emergence Six Months Ended June 30, 1993................  5

            Notes to Consolidated Financial Statements--September 30, 1994.  6


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................. 19




PART II - OTHER INFORMATION
- - ---------------------------

   Item 5.  Other Information.............................................. 29

   Item 6.  Exhibits and Reports on Form 8-K............................... 29




SIGNATURES................................................................. 30
- - ----------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
- - ------------------------------------------------------------------------------
                                                 September 30,    December 31,
                                                     1994             1993
(In thousands of dollars, except share data)      (Unaudited)      (Audited)
- - ------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                        $ 1,322         $  2,200
   Accounts receivable, less allowance
      (1994 - $1,392; 1993 - $1,287)                 26,645           27,046
   Inventories                                       16,346           18,650
   Costs and estimated earnings in excess of
      billings on uncompleted contracts               2,106            1,924
   Prepaid expenses, deposits and other               2,016            2,231
- - ------------------------------------------------------------------------------
Total current assets                                 48,435           52,051
- - ------------------------------------------------------------------------------
Deferred income taxes                                 3,609            3,609
Property, plant and equipment:
   Land                                               2,803            2,763
   Buildings                                         12,918           12,328
   Machinery and equipment                           25,899           24,877
- - ------------------------------------------------------------------------------
                                                     41,620           39,968
   Less allowances for depreciation                   9,981            7,151
- - ------------------------------------------------------------------------------
                                                     31,639           32,817

Other assets                                          4,539            4,720

Reorganization value in excess of
   amounts allocable to identifiable assets, net      8,373            9,190
- - ------------------------------------------------------------------------------
Total assets                                        $96,595         $102,387
==============================================================================

The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
- - ------------------------------------------------------------------------------
                                                 September 30,    December 31,
                                                     1994             1993
(In thousands of dollars, except share data)      (Unaudited)      (Audited)
- - ------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities:
   Revolving lines of credit                        $13,862       $    9,185
   Current portion of long-term obligations             686              759
   Accounts payable                                   9,594           11,424
   Salaries, wages and withholdings                   1,106              953
   Payable to principal shareholder                     487              569
   Accrued expenses                                   4,947            3,727
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                 900              619
   Accrued insurance                                  6,026            6,466
   Accrued income taxes                               1,392            1,569
   Environmental liability                              492              783
   Deferred income taxes                                 66               66
- - ------------------------------------------------------------------------------
Total current liabilities                            39,558           36,120
- - ------------------------------------------------------------------------------
Payable to principal shareholder                      1,688            3,189
Long-term obligations                                46,403           46,211
Deferred income taxes                                 3,930            3,930

Minority interest in subsidiary                       3,458            3,428

Shareholders' equity:
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued and outstanding 10,000,000 shares in 1993
      and 10,100,000 shares in 1994                     101              100
   Additional paid-in capital                        23,974           23,900
   Retained deficit                                 (22,272)         (14,367)
   Foreign currency translation                        (189)            (124)
   Unamortized stock compensation                       (56)              --
Total shareholders' equity                            1,558            9,509

Total liabilities and shareholders' equity          $96,595         $102,387
==============================================================================

The accompanying notes are an integral part of these financial statements.


ADIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands of dollars, except per share data)

                                            Post-emergence                            Post-emergence              |  Pre-emergence
                                ---------------------------------------   ----------------------------------------------------------
                                Three Months Ended   Three Months Ended   Nine Months Ended    Three Months Ended | Six Months Ended
                                September 30, 1994   September 30, 1993   September 30, 1994   September 30, 1993 | June 30, 1993
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Net revenues                         $38,478              $40,348              $99,098              $40,348       |     $68,171
Costs and expenses:                                                                                               |
   Cost of revenues                   31,279               33,672               82,280               33,672       |      55,474
   Selling, general                                                                                               |
    and administrative                 5,703                6,218               18,293                6,218       |      14,624
   Amortization of intangible asset      263                  510                  810                  510       |          --
- - -----------------------------------------------------------------------   ----------------------------------------------------------
                                      37,245               40,400              101,383               40,400       |      70,098
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Operating profit (loss)                1,233                  (52)              (2,285)                 (52)      |      (1,927)
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Other income (expense):                                                                                           |
   Interest and other income              93                  506                  554                  506       |         258
   Interest expense                   (2,052)              (1,775)              (5,773)              (1,775)      |      (2,360)
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Loss from continuing operations                                                                                   |
   before reorganization items,                                                                                   |
   income taxes, minority interest                                                                                |
   in subsidiary and extraordinary                                                                                |
   item                                 (726)              (1,321)              (7,504)              (1,321)      |      (4,029)
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Reorganization items:                                                                                             |
   Professional fees                      --                 (411)                  --                 (411)      |        (102)
   Write-off of unamortized debt                                                                                  |
    discount                              --                   --                   --                   --       |        (455)
   Write-off of unamortized loan                                                                                  |
    origination fees                      --                   --                   --                   --       |      (2,065)
   Adjust accounts to fair value          --                   --                   --                   --       |      23,165
- - -----------------------------------------------------------------------   ----------------------------------------------------------
                                          --                 (411)                  --                 (411)      |      20,543
(Loss) income from continuing                                                                                     |
   operations before income taxes,                                                                                |
   minority interest in subsidiary                                                                                |
   and extraordinary item               (726)              (1,732)              (7,504)              (1,732)      |      16,514
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Income tax expense                       428                  509                  371                  509       |         261
- - -----------------------------------------------------------------------   ----------------------------------------------------------
(Loss) income from continuing                                                                                     |
   operations before minority                                                                                     |
   interest in subsidiary and                                                                                     |
   extraordinary item                 (1,154)              (2,241)              (7,875)              (2,241)      |      16,253
- - ------------------------------------------------------------------------------------------------------------------------------------

                                       4


ADIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED - (Continued)
(In thousands of dollars, except per share data)

                                            Post-emergence                            Post-emergence              |  Pre-emergence
                                ---------------------------------------   ----------------------------------------------------------
                                Three Months Ended   Three Months Ended   Nine Months Ended    Three Months Ended | Six Months Ended
                                September 30, 1994   September 30, 1993   September 30, 1994   September 30, 1993 | June 30, 1993
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Minority interest in subsidiary           71                  105                   30                  105       |           1
- - -----------------------------------------------------------------------   ----------------------------------------------------------
(Loss) income from continuing                                                                                     |
   operations before                                                                                              |
   extraordinary item                 (1,225)              (2,346)              (7,905)              (2,346)      |      16,252
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Discontinued operations:                                                                                          |
   Income (loss) on disposal of                                                                                   |
   discontinued operations                --                   81                   --                   81       |        (400)
- - -----------------------------------------------------------------------   ----------------------------------------------------------
(Loss) income before extraordinary
   item                               (1,225)              (2,265)              (7,905)              (2,265)      |      15,852
                                                                                                                  |
Extraordinary item-gain on                                                                                        |
   discharge of debt                      --                   --                   --                   --       |      17,480
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Net (loss) income                    $(1,225)             $(2,265)             $(7,905)             $(2,265)      |     $33,332
=======================================================================   ==========================================================
Earnings per common share:*                                                                                       |
   Loss from continuing operations   $ (0.12)             $ (0.23)             $ (0.79)             $ (0.23)      |     $   *
   Income (loss) from discontinued                                                                                |
    operations                            --                   --                   --                   --       |         *
   Extraordinary item                     --                   --                   --                   --       |         *
- - -----------------------------------------------------------------------   ----------------------------------------------------------
Loss per common share                $ (0.12)             $ (0.23)             $ (0.79)             $ (0.23)      |     $   *
Average common shares outstanding     10,100               10,100               10,040               10,100       |         *
=======================================================================   ==========================================================

* Earnings per share are not meaningful due to reorganization and revaluation entries and the issueance of new common stock.

  The accompanying notes are an integral part of these financial statements.









                                       4A

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                   Post-emergence               |  Pre-emergence
                                                                     --------------------------------------------------------------
                                                                     Nine Months Ended      Three Months Ended  |  Six Months Ended
(In thousands of dollars)                                            September 30, 1994     September 30, 1993  |  June 30, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities                                                                             |
Net (loss) income                                                         $(7,905)               $(2,265)       |       $33,332
Non-cash expenses and revenues included in loss income                                                          |
   Depreciation and amortization                                            4,835                  1,985        |         2,000
   Provision for doubtful accounts                                            298                     --        |           413
   (Gain) loss on disposal of discontinued operations                          --                    (81)       |           400
   (Gain) loss on disposal of property, plant and equipment                   (71)                    37        |            23
   Minority interest                                                           30                    105        |             1
Changes in operating assets and liabilities:                                                                    |
   Short-term investments                                                      --                    258        |            (4)
   Accounts receivable                                                        296                 (2,665)       |        (3,781)
   Inventories, prepaid expenses, deposits and other                        2,519                  1,536        |           201
   Costs and estimated earnings in excess of                                                                    |
    billings on uncompleted contracts                                        (182)                  (653)       |        (1,050)
   Income tax receivable                                                       --                    288        |         2,742
   Accounts payable, salaries, wages and withholdings, accrued expenses,                                        |
    accrued insurance and payable to principal shareholder                 (2,477)                (1,496)       |         2,469
   Billings in excess of costs and estimated                                                                    |
    earnings on uncompleted cotracts                                          281                    221        |           614
   Accrued income taxes                                                      (177)                   442        |         1,549
   Environmental liability                                                   (291)                   (18)       |           (82)
   Other                                                                       68                    174        |           470
Operating cash flows form reorganization items:                                                                 |
   Write-off of unamortized debt discount and loan origination fees            --                     --        |         2,520
   Adjust accounts to fair value                                               --                     --        |       (23,165)
   Extraordinary gain on discharge of debt                                     --                     --        |       (17,480)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                           (2,776)                (2,132)       |         1,172
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities                                                                             |
Purchase of property, plant and equipment                                  (2,097)                  (454)       |          (697)
Other                                                                        (426)                  (202)       |          (305)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                      (2,523)                  (656)       |        (1,002)
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities                                                                             |
Net borrowings (payments) on revolving lines of credit                      4,677                  3,739        |        (1,849)
Principal payments on long-term obligations                                  (256)                   (72)       |          (369)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                            4,421                  3,667        |        (2,218)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (878)                   879        |        (2,048)
Cash and cash equivalents at beginning of period                            2,200                      0        |         2,048
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 1,322                $   879        |       $     0
===================================================================================================================================
The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 1994

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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 1 - CONTINUED
- - ------------------

The five-year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the corporation, including, but not limited to, those with respect to the future courses of the Company's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected; and those differences may be material. The assumptions included: a rate of sales growth of approximately 2.5% per annum in excess of the anticipated rate of inflation; selling, general and administrative expenses, after adjustment for non-recurring items, increase in line with the rate of sales growth; operating profit margins for each of the five years are approximately equal to one half of the average annual operating profit margins achieved during the most recent profitable period of 1988-1990; and effective tax rates of 33%.

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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 1 - CONTINUED
- - ------------------

Based on the allocation of equity value in conformity with SOP 90-7, the portion of the equity value which was not attributed to specific tangible or identifiable intangible assets of the reorganized Company of $18,329 was reported as "reorganization value in excess of amounts allocable to identifiable assets". This value was initially being amortized on a straight line basis in equal annual amounts over 9 years. On a quarterly basis, management evaluates the recoverability of the unamortized portion of the reorganization value in excess of amounts allocable to identifiable assets by comparing actual cash flows with the projected cash flows used to arrive at the reorganization value. Should a material difference exist, management will then consider whether the assumptions made in the preparation of the projected cash flows are still reasonable. If management is of the opinion that new projected cash flows are required and that a permanent impairment of the remaining reorganization value has occurred, a reduction of some or all of the unamortized value will be immediately recognized.

In the fourth quarter of 1993, the Company recorded a charge of $8 million to reduce the recorded reorganization value in excess of amounts allocable to identifiable assets based on management's comparison of actual cash flows post-emergence through December 31, 1993, with the projected cash flows used to arrive at the reorganization value. This comparison resulted in the preparation of new cash flow projections, which in turn led the Company to the conclusion that permanent impairment of the reorganization value had occurred and that an immediate reduction of approximately 50% of the remaining unamortized value needed to be recognized.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three and nine month periods ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


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


Note 2 - Pro Forma Results of Operations
- - ----------------------------------------

The following consolidating pro forma statement of operations reflects the financial results of the Company as if the reorganization had been effective January 1, 1993:


ADIENCE, INC.
CONSOLIDATING PRO FORMA STATEMENT OF OPERATIONS
UNAUDITED

                                                            For  the  NIne  Months  Ended  September  30,  1 9 9 3
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                Pro Forma       Unconsolidated
                                            Unconsolidated     Adjustments         Adience                  ADIENCE   ADIENCE, INC.
                                               ADIENCE       Debit      Credit    Pro Forma        IDT      CANADA    CONSOLIDATED
- - -----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                   $61,565                              $61,565      $38,761    $ 8,193      $108,519

Costs and expenses:
   Cost of revenues                            (51,174)   $ 1,164(1)                (52,338)     (31,656)    (5,878)      (89,872)
   Selling, general and administrative         (13,840)                $  564(1)    (13,276)      (6,118)    (1,322)      (20,716)
   Amortization of intangible asset               (509)       301(1)                   (810)                                 (810)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                               (65,523)     1,465         564       (66,424)     (37,774)    (7,200)     (111,398)
- - -----------------------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                         (3,958)     1,465         564        (4,859)         987        993        (2,879)
Other income (expense):
   Interest and other income                       705                                  705           29         30           764
   Interest expense                             (4,007)     1,318(2)                 (5,325)        (128)                  (5,453)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                (3,302)     1,318                    (4,620)         (99)        30        (4,689)
- - -----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
   before reorganization items, income taxes,
   minority interest in subsidiary, and
   extraordinary item                           (7,260)     2,783         564        (9,479)         888      1,023        (7,568)
Reorganization items:
   Professional fees                              (513)                   513(3)          0                                     0
   Write-off of unamortized debt discount         (455)                   455(3)          0                                     0
   Write-off of unamortized loan
    origniation fees                            (2,065)                 2,065(3)          0                                     0
   Adjust accounts to fair value                23,165     23,165(3)                      0                                     0
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                20,132     23,165       3,033             0                                     0
- - -----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
   before income taxes, minority interest
   in subsidiary, and extraordinary item        12,872     25,948       3,597        (9,479)         888      1,023        (7,568)
Income taxes expense                                 6                                    6          355        409           770
- - -----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
   before minority interest in subsidiary,
   and extraordinary item                       12,866     25,948       3,597        (9,485)         533        614        (8,338)
Minority interest in subsidiary                   (106)                                (106)                                 (106)
- - -----------------------------------------------------------------------------------------------------------------------------------
 (Loss) income from continuing operations
   before extraordinary item                   $12,760    $25,948      $3,597       $(9,591)     $   533    $   614       $(8,444)
===================================================================================================================================

For explanations of (1), (2) and (3) see page 12.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 2 - CONTINUED
- - ------------------

(1) Reflects impact of additional depreciation expense resulting from the write-up of property, plant and equipment, the amortization of the write-up in inventory values, the amortization of reorganization value in excess of fair value, and the reduction of ESOP expense and goodwill amortization which was written off in conjunction with fresh start reporting.

(2)  Interest expense on reorganized long-term debt.

(3) Elimination of the effect of non-recurring reorganization items on operations.


NOTE 3 - INVENTORIES
- - --------------------

Inventories consist primarily of raw materials of $7,593 and $7,512, work-in-process of $1,746 and $2,374 and finished goods of $7,007 and $8,764 at September 30, 1994 and December 31, 1993, respectively.


NOTE 4 - CONTRACTS IN PROGRESS
- - ------------------------------

The status of contract costs on uncompleted construction contracts was as follows:

                       Costs and estimated     Billings in excess
                           earnings in            of costs and
                       excess of billings      estimated earnings      Net
- - ------------------------------------------------------------------------------

September 30, 1994:
Costs and estimated
   earnings of $1,839       $24,849	                $  9,355
Billings                     22,743                   10,255
- - ------------------------------------------------------------------------------
                            $ 2,106                 $    900        $ 1,206
==============================================================================

December 31, 1993:
Costs and estimated
   earnings of $1,649       $20,113                 $  6,218
Billings                     18,189                    6,837
- - ------------------------------------------------------------------------------
                            $ 1,924                 $    619        $ 1,305
==============================================================================

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 4 - CONTINUED
- - ------------------

Accounts receivable at September 30, 1994 and December 31, 1993 include amounts billed but not yet paid by customers under retainage provisions of approximately $2,816 and $2,989, respectively. Such amounts are generally due within one year.


NOTE 5 - INCOME TAX PAYMENTS
- - ----------------------------

For the nine month period ended September 30, 1994, the three month period ended September 30, 1993 and the six months ended June 30, 1993 the Company made income tax payments totaling $609, $2 and $32, respectively.


NOTE 6 - LINES OF CREDIT
- - ------------------------

On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress Financial Corporation ("Congress") that had a renewal date of June 30, 1994 (the "Renewal Date"). Certain revisions were made to the terms of the agreement during 1994, including the extension of the Renewal Date to June 30, 1995. The facility remains in effect year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary of the Renewal Date in any year. Under the revised agreement, Adience may request loan advances not to exceed the lesser of $14 million or available collateral (85% of eligible accounts receivable less than 90 days, 50% of eligible bagged inventory plus 30% of eligible raw material and finished goods inventory which does not constitute bagged inventory). The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT has guaranteed the Adience line of credit and has pledged as collateral its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 10.25% at September 30, 1994). At September 30, 1994 Adience had borrowed $11,843 under the credit facility including checks in transit of $1,603. Letters of credit issued under the facility totaled $1,143 at September 30, 1994, which reduced the availability under the financing arrangement in a like amount.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 6 - CONTINUED
- - ------------------

In addition, IDT entered into a financing agreement with Congress, which was also renewed through June 30, 1995. The facility remains in effect year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary date of the Renewal Date in any year. Certain revisions were also made to the terms of the agreement during 1994. Under the revised agreement, IDT may request loan advances not to exceed the lesser of $5 million or available collateral (85% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets. Adience guarantees IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate. At September 30, 1994, IDT had borrowed $2,019 under the credit facility including checks in transit of $398. Letters of credit issued under the facility totaled $700 at September 30, 1994, which reduced the availability under the financing arrangement in a like amount.

Both Adience and IDT pay commitment fees on the unused portion of their credit facility of 0.5% per annum. Under the terms of the financing agreements, both companies are required to maintain certain financial ratios and meet other financial conditions. The agreements do not allow the companies to incur additional indebtedness, pay cash dividends, make certain investments, advances or loans, and limits annual capital expenditures. As of September 30, 1994, Adience and IDT were in compliance with the covenants of their respective agreements. Adience's ability to continue to comply with such conditions is dependent upon Adience's ability to achieve specified levels of sales, profitable operations and borrowing availability. Waivers or amendments may be required in the future to ensure compliance. Inability to achieve compliance in the future could affect Adience's access to further borrowings or require it to secure additional capital by other means.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 7 - LONG-TERM OBLIGATIONS
- - ------------------------------

                                                  September 30,   December 31,
                                                      1994             1993
- - ------------------------------------------------------------------------------
Long-term obligations consisted of the following:

New Senior Secured Notes due in 2002,
   interest at 11%                                  $49,079          $49,079
Notes payable with monthly installments of
   principal and interest of $22
   through December 1997, interest at 10%               701              836
Capital lease obligations                               602              745
Other (interest ranges from 10% to 13%)                 582              560
- - ------------------------------------------------------------------------------
                                                     50,964           51,220
Less current portion                                    686              759
- - ------------------------------------------------------------------------------
                                                     50,278           50,461
Discount on New Senior Secured Notes                  3,875            4,250
- - ------------------------------------------------------------------------------
                                                    $46,403          $46,211
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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 8 - STOCK PLANS
- - --------------------

On May 24, 1994, the Board of Directors of Adience adopted the 1994 Stock Option Plan ("Stock Option Plan") and 1994 Directors Stock Grant Plan ("Stock Grant Plan"). Under the Stock Option Plan, 1,250,000 shares have been reserved for issuance upon the exercise of stock options, which may be granted to employees by the Compensation Committee of the Company's Board of Directors. Under the Stock Option Plan, options generally become exercisable six months following the date of grant or over a period determined by the Board of Directors and expire ten years from the date of grant. The Stock Option Plan provides for the option price to be paid in cash, shares of Adience's common stock owned by the option holder, or a combination of such shares and cash. As of September 30, 1994 225,000 options have been granted under the Stock Option Plan. Each option granted entitles the holder to acquire one share of Adience common stock at an exercise price not to be less that the fair market value of the underlying shares on the date of grant. There is currently no public market for the common stock.

Compensation resulting from stock options is initially measured at the grant date based on the market value of the common stock, with adjustments to be made quarterly for market price fluctuations. The Company recognized no Stock Option Plan compensation expense for the nine months ended September 30, 1994.

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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 9 - COMMITMENTS AND CONTINGENCIES
- - --------------------------------------

At September 30, 1994, Adience and IDT had $1,143 and $700, respectively, in irrevocable standby letters of credit outstanding, not reflected in the accompanying consolidated financial statements, as guarantees in force for various insurance policies, performance and bid bonds. These instruments are usually for the duration of the contract. The letters of credit reduce Adience's and IDT's availability under the Congress credit facility.

In February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio facility. IDT had $783 accrued at December 31, 1993 for the clean up of this site.

In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200 (of which IDT paid $175 and Adience paid $25).
In addition, the consent order requires the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At September 30, 1994, environmental accruals amounted to $492 which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $614 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility.

IDT has commenced discussions with the Ohio EPA concerning a modification to the closure plan which would reduce the scope of work required. Based on administrative precedent, IDT believes that it is likely that the Ohio EPA will agree to the modification. If such a modification is not made, additional costs may have to be incurred to complete the project. Although there is no assurance that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred.

Under the acquisition agreement pursuant to which IDT acquired the property from Adience, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify IDT for any losses in excess of $250. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by IDT in this matter and has received assurance that Adience will honor such claim. Adience has reimbursed IDT $421; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 9 - CONTINUED
- - ------------------

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

The continued viability of the Company is dependent upon, among other factors, the ability to generate sufficient funds from operations, financing, or other sources that will meet ongoing obligations over a sustained period.
Management has prepared detailed operating and financial plans which combine multifunctional resources as teams to respond better to customer needs and make an investment in product and service opportunities expected to produce a significantly greater return on investment. Management believes that the successful implementation of these plans will enable the Company to continue as a going concern. There can be no assurance, however, that such activities will achieve the intended improvement in results of operations or financial position.

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


Results of Operations
- - ---------------------

Historical Financial Information for the Nine Months Ended September 30, 1994
and Pro Forma Financial Information for the Nine Months Ended September 30,
1993.
- - ------------------------------------------------------------------------------

The following table summarizes the Company's consolidated results of operations for the historical period ended September 30, 1994 and the pro forma period ended September 30, 1993, and provides a consistent basis for further discussion and analysis of those results.

                                                    Nine Months Ended
                                                      September 30,
                                              Historical         Pro Forma
                                                 1994               1993
- - ------------------------------------------------------------------------------
Operating (loss) income:
          Heat Technology                     $ (2,406)          $ (3,866)
          IDT                                      121                987

(Loss) income from continuing operations
     before extraordinary item:
          Heat Technology                       (8,059)            (8,977)
          IDT                                      154                533

A comparison of the Company's historical financial information for the nine months ended September 30, 1994 and pro forma financial information for the nine months ended September 30, 1993 shows a decrease in the operating loss of 21%. The consolidated operating loss declined by $594 during the nine month period ended September 30, 1994 despite an 88% decline in operating profit at IDT. The upward trend within Heat Technology is attributable to a small increase in revenues and lower selling, general and administrative expenses.

Earnings per share from continuing operations before extraordinary item increased to ($.79) in the first nine months of fiscal 1994 from ($.84) in the comparable pro forma period of fiscal 1993. Higher earnings in the Company's Heat Technology business segment offset lower earnings in Information Display Technology. The domestic economy remained generally strong for integrated steel producers which accounted for 71% of total Heat Technology revenues for the nine months ended September 30, 1994 compared with 63% for the pro forma nine months ended September 30, 1993.

Net revenues by industry segment for the historical nine months ended September 30, 1994 and the pro forma nine months ended September 30, 1993 were as follows:

                                        Nine Months Ended
                                          September 30,
                                 Historical           Pro Forma
Net Revenues                        1994                1993          % Change
- - ------------------------------------------------------------------------------
Heat Technology                   $73,209              $69,758            5%
IDT                                25,889               38,761          (33%)
- - ------------------------------------------------------------------------------
     Total                        $99,098             $108,519           (9%)
==============================================================================

A comparison of the Company's historical financial information for the nine months ended September 30, 1994 and the pro forma results for the nine months ended September 30, 1993 shows an increase in net revenues for Heat Technology of 5% from $69,758 to $73,209. Heat Technology revenues have historically depended closely on integrated steel makers and their spending on both routine maintenance (a function of overall steel production) and capital improvements. Approximately 71% and 63% of Heat Technology revenues for the nine month periods ended September 30, 1994 and 1993, respectively, were generated from sales and services to steel related industries. Heat Technology is engaged in the rebuilding, repair and maintenance of coke ovens through its Furnco refractory division. Net revenues for this unit increased by $3.5 million or 112% during the nine months ended September 30, 1994 from the corresponding period in 1993 due to increased capital spending within the industry.

Included in net revenues for IDT for the nine months ended September 30, 1993 is one large project with incremental revenues of $4.5 million. This project was substantially completed in the fourth quarter 1993. Also included in the nine months ended September 30, 1993 were $2.1 million of revenues attributable to IDT's Kensington division, which was sold during December 1993. The remaining decline is attributable to the concentration of sales efforts towards IDT manufactured products rather than material purchased from other suppliers and distributed by IDT. Market conditions remain relatively flat overall compared with 1993. However, the down turn in the northeast market, which typically represents the largest concentration of IDT's revenues, has been partially offset by increased demand in the west and southeast markets. IDT's backlog as of September 30, 1994 was $16,550 compared with $21,790 at September 30, 1993. The reduction in the backlog is due to management's decision to redirect sales efforts so that IDT manufactured product is the primary market focus instead of resale product purchased from other suppliers and distributed by IDT.

                                        Nine Months Ended
                                          September 30,
                                 Historical           Pro Forma
Cost of Revenues                    1994                1993          % Change
- - ------------------------------------------------------------------------------
Heat Technology                   $61,555              $58,216            6%
IDT                                20,725               31,656          (35%)
- - ------------------------------------------------------------------------------
     Total                        $82,280              $89,872           (8%)
==============================================================================

Cost of revenues for Heat Technology increased by a slightly higher percentage than the net revenue increase for the nine months ended September 30, 1994. Competitive pressures continue to prevent Heat Technology from improving gross margins.

During the first quarter of 1993, IDT won a decision by the order of the Board of Finance and Revenue of Pennsylvania, relating to a reassessment of use tax on casework sold during the period February 1988 through September 1990. As a result, an adjustment to decrease cost of revenues by $438 was recorded during the first quarter of 1993 resulting from the reversal of the provision relating to this contingency. In addition, some raw material prices used in the IDT manufacturing process have increased significantly over the same period in 1993. Specifically, prices have increased for wood products used in institutional casework and aluminum and steel products used in the manufacturing of chalk and marker boards. IDT's gross margin for the nine months ended September 30, 1993 excluding the Kensington division, the 1993 use tax adjustment and the one large project mentioned above, would have been comparable to 1994 as a result of significant raw material price increases and the decline in the northeast market in 1994. This has affected overall margins since IDT operates from a backlog mainly comprised of fixed fee contracts. IDT anticipates the prices to normalize on these raw materials and is attempting to increase selling prices in a market that remains relatively flat.

                                        Nine Months Ended
                                          September 30,
Selling, General and             Historical           Pro Forma
Administrative Expenses             1994                1993          % Change
- - ------------------------------------------------------------------------------
Heat Technology                   $13,250              $14,598           (9%)
IDT                                 5,043                6,118          (18%)
- - ------------------------------------------------------------------------------
     Total                        $18,293              $20,716          (12%)
==============================================================================

Selling, general and administrative expenses decreased during the nine months ended September 30, 1994, primarily as a result of increases to reserves related to Adience's self insurance coverage for workers' compensation and general liability, which were recorded during the nine months ended September 30, 1993. In addition, included in selling, general and administrative expenses for the pro forma nine months ended September 30, 1993 are approximately $426 of costs relating to Heat Technology's Los Angeles operations which were sold during December 1993.

Selling, general and administrative expenses for IDT decreased $1,075 or 18% compared with the nine months ended September 30, 1993. This decline is primarily attributable to lower commissions on reduced levels of sales and cost reductions realized by organizational changes made in late 1993.

In connection with the plan of reorganization, Adience entered into a multi-year agreement, to be effective as of October 1, 1992, with the principal shareholder for a period of seven years. Certain revisions were made to this agreement during 1994 which resulted in a reduction to the net present value of payments over the term of the agreement. The resultant gain of $174 was classified as other income in the accompanying consolidated financial statements for the nine months ended September 30, 1994.

Interest expense increased 6% for the nine months ended September 30, 1994 to $5.8 million from $5.5 million for the pro forma nine months ended September 30, 1993. The increase in interest expense is attributable to increased borrowings on Adience's line of credit agreement with Congress Financial Corporation ("Congress"). The interest rate on borrowings is 2.5% over the prime rate (which has increased 1.75% in the last year). The effective rates were 10.25% and 8.5% at September 30, 1994 and December 31, 1993, respectively.

The Company remains in a net operating loss position. Therefore, the Company does not anticipate that the new tax laws will have a significant effect on its results of operations in fiscal 1994.


Historical Financial Information for the Three Month Periods Ended September
30, 1994 and 1993
- - ------------------------------------------------------------------------------

Net revenues by industry segment for the three months ended September 30, 1994 and 1993 were as follows:

                                       Three Months Ended
                                          September 30,
                                 Historical           Pro Forma
Net Revenues                        1994                1993          % Change
- - ------------------------------------------------------------------------------
Heat Technology                   $27,796              $25,327           10%
IDT                                10,682               15,021          (29%)
- - ------------------------------------------------------------------------------
     Total                        $38,478              $40,348           (5%)
==============================================================================

The increase in net revenues for Heat Technology is attributable to the Furnco refractory division and one large job with incremental revenues totaling $2.1 million for the three months ended September 30, 1994.

Included in net revenues for IDT for the three months ended September 30, 1993 is one large project with incremental revenues of $591. Also included in the three months ended September 30, 1993 were $618 of revenues attributable to IDT's Kensington division. The remaining decline is attributable to weak sales in the northeast region and management's efforts to reduce the number of contracts which require the use of purchased rather than manufactured product because the former generate unsatisfactory gross margins.

                                       Three Months Ended
                                          September 30,
                                 Historical           Pro Forma
Cost of Revenues                    1994                1993          % Change
- - ------------------------------------------------------------------------------
Heat Technology                   $22,777              $21,562            6%
IDT                                 8,502               12,110          (30%)
- - ------------------------------------------------------------------------------
     Total                        $31,279              $33,672           (7%)
==============================================================================

Cost of revenues for Heat Technology increased at a rate lower than the increase in net revenues for the comparable period. Included in the three months ended September 30, 1993 is $644 of amortization related to the write-up of inventory values in accordance with fresh start reporting.

Gross margins for IDT increased to 20% of net revenues for the three months ended September 30, 1994 compared to 19% for the same period in 1993. The improvement in gross margins results principally from a greater amount of revenues from contracts using manufactured products. During the three months ended September 30, 1993, there was a higher percentage of contracts using material purchased from other suppliers and distributed by IDT. During 1994, some raw materials used in IDT manufactured products have increased in price dramatically. These items include steel, wood products and aluminum. This has affected overall margins since IDT operates from a backlog mainly comprised of fixed fee contracts. IDT anticipates the prices to normalize on these raw materials and is attempting to increase prices in a market that remains flat.

                                       Three Months Ended
                                          September 30,
Selling, General and             Historical           Pro Forma
Administrative Expenses             1994                1993          % Change
- - ------------------------------------------------------------------------------
Heat Technology                    $4,109               $4,214           (2%)
IDT                                 1,594                2,004          (20%)
- - ------------------------------------------------------------------------------
     Total                         $5,703               $6,218           (8%)
==============================================================================

The reduction in selling, general and administrative expenses in Heat Technology for the three months ended September 30, 1994 is attributable to the sale of Heat Technology's Los Angeles operations which incurred approximately $149 of selling, general and administrative expenses during the three month period ended September 30, 1993.

Selling, general and administrative expenses for IDT decreased $410 or 20% compared with the three months ended September 30, 1993. This decline is primarily attributable to cost reductions realized by organizational changes made in late 1993.

Other income for the three months ended September 30, 1993 includes a retroactive health insurance settlement of approximately $215 for the Company's medical self-insurance program for the period from September 1991 to February 1992.

The increase in interest expense for the three months ended September 30, 1994 reflects the $956 increase in accounts receivable which increased the need for short-term borrowings.


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

Net cash flows used by operating activities totaled $2.8 million for the nine months ended September 30, 1994. The decrease in working capital of $7 million during 1994 relates primarily to lower trade receivables arising from a decrease in sales for IDT, lower inventory levels within Heat Technology and an increase in short-term borrowings.

Capital expenditures used approximately $2.1 million of funds through September 30, 1994. The 82% increase in capital spending over the comparable period in 1993 is due to the purchase of a new plant facility to expand current production of a specific product line. The total cost of this facility and the necessary capital expenditures for machinery and equipment will be partially financed through the Pennsylvania Industrial Development Authority. As of September 30, 1994 the Company had no material commitments for capital spending. It is anticipated that necessary capital expenditures in future years will not exceed depreciation expense but will represent a material use of operating funds. Future capital needs of the Company are expected to be provided by future operations, existing cash balances and additional borrowings when necessary.

Adience and IDT together had $3.9 million in available credit as of September 30, 1994 under their short-term borrowing arrangements with Congress.

On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress that had a renewal date of June 30, 1994 (the "Renewal Date"). Certain revisions were made to the terms of the agreement during 1994, including the extension of the Renewal Date to June 30, 1995. The facility remains in effect from year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary of the Renewal Date in any year. Under the revised agreement, Adience may request loan advances not to exceed the lesser of $14 million or available collateral (85% of eligible accounts receivable less than 90 days, 50% of eligible bagged inventory plus 30% of eligible raw material and finished goods inventory which does not constitute bagged inventory). The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT guaranteed the Adience line of credit and has pledged its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 10.25% at September 30, 1994). At September 30, 1994, Adience had borrowed $11,843 under the credit facility including checks in transit of $1,603. Letters of credit issued under the facility totaled $1,143 at September 30, 1994, which reduced the availability under the financing arrangement in a like amount.

IDT entered into a financing agreement with Congress which is also renewed through June 30, 1995. The facility remains in effect year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary date of the Renewal Date in any year. Certain revisions were also made to the terms of the agreement during 1994. Under the revised agreement, IDT may request loan advances not to exceed the lesser of $5 million or available collateral (85% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets. Adience has guaranteed IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate. At September 30, 1994, IDT had borrowed $2,019 under the credit facility including checks in transit of $398. Letters of credit issued under the facility totaled $700 at September 30, 1994, which reduced the availability under the financing arrangement in a like amount.

Both Adience and IDT pay commitment fees on the unused portion of their credit facilities. Under the terms of the revised financing agreements, Adience is required to maintain minimum levels of net worth of negative $1,500 and working capital of $6,000. The agreements additionally contain other restrictive covenants applicable to Adience and its subsidiaries which, among other things, limit (i) the incurrence of additional indebtedness, (ii) the granting of liens, (iii) the making of loans, investments and guaranties, (iv) transactions with affiliates, (v) the payment of dividends and other distributions, (vi) the amount of annual capital expenditures, and (vii) the disposition of real property.

As of September 30, 1994, Adience and IDT were in compliance with the covenants of their respective agreements. Adience's ability to continue to comply with such conditions is dependent upon Adience's ability to achieve specified levels of sales, profitable operations and borrowing availability. Waivers or amendments may be required in the future to ensure compliance. Inability to achieve compliance in the future could affect Adience's access to further borrowings or require it to secure additional capital by other means.

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

In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200 (of which IDT paid $175 and Adience paid $25).
In addition, the consent order requires the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. IDT expects that the work to be conducted under the closure plan will be substantially completed in 1994, subject to IDT receiving all necessary approvals from the Ohio EPA. At September 30, 1994, environmental accruals amounted to $492 which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and IDT have together paid $614 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility.

IDT has commenced discussions with the Ohio EPA concerning a modification to the closure plan which would reduce the scope of work required. Based on administrative precedent, IDT believes that it is likely that the Ohio EPA will agree to the modification. If such a modification is not made, additional costs may have to be incurred to complete the project. Although there is no assurance that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred.

Under the acquisition agreement pursuant to which IDT acquired the property from Adience, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify IDT for any losses in excess of $250. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by IDT in this matter and has received assurance that Adience will honor such claim. Adience has reimbursed IDT $421; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

PART II - OTHER INFORMATION



Item 5.   Other Information

On October 12, 1994, Adience, Inc. and its 80.3% owned subsidiary, Information Display Technology, Inc. jointly announced that they have been informed that The Alpine Group, Inc. has reached agreements to acquire approximately 85% of the outstanding common stock of Adience and approximately 85% of Adience's outstanding 11% Senior Secured Notes. Completion of the transaction is subject to the execution of definitive documentation containing customary conditions, receipt of regulatory approvals and Alpine's obtaining adequate financing.

Alpine has stated that Adience's refractories and related operations will be merged into a newly-formed Alpine subsidiary. Alpine has also indicated that it intends to merge its existing information display operations, consisting of its PolyVision technology development and commercialization program and its Posterloid menuboard and data display operations, with those of IDT. The merged information display operations are expected to be renamed "PolyVision Corporation" and spun off to Alpine shareholders. The merger of PolyVision and Posterloid with IDT will be subject to approval by the holders of a majority of the outstanding common stock of IDT, which will be sought at a special meeting of IDT's shareholders. Alpine, which will then control 80.3% of the outstanding shares of IDT has indicated that it will vote in favor of such merger.



Item 6.   Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1994.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADIENCE, INC.



Date:  October 21, 1994              By: /s/ Fletcher L. Byrom
     --------------------               -------------------------
                                        Fletcher L. Byrom
                                        Chairman and
                                        Chief Executive Officer




Date:  October 21, 1994              By: /s/ Stephen M. Grimshaw
     --------------------               -------------------------
                                        Stephen M. Grimshaw
                                        Vice President - Finance and Treasurer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)

0