Form 10-Q/A
period 1994-09-30
ADIENCE INC
filed 1994-12-13
CIK 846972

FORM 10-Q\A



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




PART 1 - FINANCIAL INFORMATION
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




PART II - OTHER INFORMATION
- ---------------------------

   Item 5.  Other Information.............................................. 29

   Item 6.  Exhibits and Reports on Form 8-K............................... 29




SIGNATURES................................................................. 30
- ----------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------
                                                 September 30,    December 31,
                                                     1994             1993
(In thousands of dollars, except share data)      (Unaudited)      (Audited)
- ------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                        $ 1,322         $  2,200
   Accounts receivable, less allowance
      (1994 - $1,392; 1993 - $1,287)                 26,645           27,046
   Inventories                                       16,346           18,650
   Costs and estimated earnings in excess of
      billings on uncompleted contracts               2,106            1,924
   Prepaid expenses, deposits and other               2,016            2,231
- ------------------------------------------------------------------------------
Total current assets                                 48,435           52,051
- ------------------------------------------------------------------------------
Deferred income taxes                                 3,609            3,609
Property, plant and equipment:
   Land                                               2,803            2,763
   Buildings                                         12,918           12,328
   Machinery and equipment                           25,899           24,877
- ------------------------------------------------------------------------------
                                                     41,620           39,968
   Less allowances for depreciation                   9,981            7,151
- ------------------------------------------------------------------------------
                                                     31,639           32,817

Other assets                                          4,539            4,720

Reorganization value in excess of
   amounts allocable to identifiable assets, net      8,373            9,190
- ------------------------------------------------------------------------------
Total assets                                        $96,595         $102,387
==============================================================================

The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------
                                                 September 30,    December 31,
                                                     1994             1993
(In thousands of dollars, except share data)      (Unaudited)      (Audited)
- ------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities:
   Revolving lines of credit                        $13,862       $    9,185
   Current portion of long-term obligations             686              759
   Accounts payable                                   9,594           11,424
   Salaries, wages and withholdings                   1,106              953
   Payable to principal shareholder                     487              569
   Accrued expenses                                   4,947            3,727
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                 900              619
   Accrued insurance                                  6,026            6,466
   Accrued income taxes                               1,392            1,569
   Environmental liability                              492              783
   Deferred income taxes                                 66               66
- ------------------------------------------------------------------------------
Total current liabilities                            39,558           36,120
- ------------------------------------------------------------------------------
Payable to principal shareholder                      1,688            3,189
Long-term obligations                                46,403           46,211
Deferred income taxes                                 3,930            3,930

Minority interest in subsidiary                       3,458            3,428

Shareholders' equity:
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued and outstanding 10,000,000 shares in 1993
      and 10,100,000 shares in 1994                     101              100
   Additional paid-in capital                        23,974           23,900
   Retained deficit                                 (22,272)         (14,367)
   Foreign currency translation                        (189)            (124)
   Unamortized stock compensation                       (56)              --
Total shareholders' equity                            1,558            9,509

Total liabilities and shareholders' equity          $96,595         $102,387
==============================================================================

The accompanying notes are an integral part of these financial statements.


ADIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands of dollars, except per share data)

                                            Post-emergence                            Post-emergence              |  Pre-emergence
                                ---------------------------------------   ----------------------------------------------------------
                                Three Months Ended   Three Months Ended   Nine Months Ended    Three Months Ended | Six Months Ended
                                September 30, 1994   September 30, 1993   September 30, 1994   September 30, 1993 | June 30, 1993
- -----------------------------------------------------------------------   ----------------------------------------------------------
Net revenues                         $38,478              $40,348              $99,098              $40,348       |     $68,171
Costs and expenses:                                                                                               |
   Cost of revenues                   31,279               33,672               82,280               33,672       |      55,474
   Selling, general                                                                                               |
    and administrative                 5,703                6,218               18,293                6,218       |      14,624
   Amortization of intangible asset      263                  510                  810                  510       |          --
- -----------------------------------------------------------------------   ----------------------------------------------------------
                                      37,245               40,400              101,383               40,400       |      70,098
- -----------------------------------------------------------------------   ----------------------------------------------------------
Operating profit (loss)                1,233                  (52)              (2,285)                 (52)      |      (1,927)
- -----------------------------------------------------------------------   ----------------------------------------------------------
Other income (expense):                                                                                           |
   Interest and other income              93                  506                  554                  506       |         258
   Interest expense                   (2,052)              (1,775)              (5,773)              (1,775)      |      (2,360)
- -----------------------------------------------------------------------   ----------------------------------------------------------
Loss from continuing operations                                                                                   |
   before reorganization items,                                                                                   |
   income taxes, minority interest                                                                                |
   in subsidiary and extraordinary                                                                                |
   item                                 (726)              (1,321)              (7,504)              (1,321)      |      (4,029)
- -----------------------------------------------------------------------   ----------------------------------------------------------
Reorganization items:                                                                                             |
   Professional fees                      --                 (411)                  --                 (411)      |        (102)
   Write-off of unamortized debt                                                                                  |
    discount                              --                   --                   --                   --       |        (455)
   Write-off of unamortized loan                                                                                  |
    origination fees                      --                   --                   --                   --       |      (2,065)
   Adjust accounts to fair value          --                   --                   --                   --       |      23,165
- -----------------------------------------------------------------------   ----------------------------------------------------------
                                          --                 (411)                  --                 (411)      |      20,543
(Loss) income from continuing                                                                                     |
   operations before income taxes,                                                                                |
   minority interest in subsidiary                                                                                |
   and extraordinary item               (726)              (1,732)              (7,504)              (1,732)      |      16,514
- -----------------------------------------------------------------------   ----------------------------------------------------------
Income tax expense                       428                  509                  371                  509       |         261
- -----------------------------------------------------------------------   ----------------------------------------------------------
(Loss) income from continuing                                                                                     |
   operations before minority                                                                                     |
   interest in subsidiary and                                                                                     |
   extraordinary item                 (1,154)              (2,241)              (7,875)              (2,241)      |      16,253
- ------------------------------------------------------------------------------------------------------------------------------------

                                       4


ADIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED - (Continued)
(In thousands of dollars, except per share data)

                                            Post-emergence                            Post-emergence              |  Pre-emergence
                                ---------------------------------------   ----------------------------------------------------------
                                Three Months Ended   Three Months Ended   Nine Months Ended    Three Months Ended | Six Months Ended
                                September 30, 1994   September 30, 1993   September 30, 1994   September 30, 1993 | June 30, 1993
- -----------------------------------------------------------------------   ----------------------------------------------------------
Minority interest in subsidiary           71                  105                   30                  105       |           1
- -----------------------------------------------------------------------   ----------------------------------------------------------
(Loss) income from continuing                                                                                     |
   operations before                                                                                              |
   extraordinary item                 (1,225)              (2,346)              (7,905)              (2,346)      |      16,252
- -----------------------------------------------------------------------   ----------------------------------------------------------
Discontinued operations:                                                                                          |
   Income (loss) on disposal of                                                                                   |
   discontinued operations                --                   81                   --                   81       |        (400)
- -----------------------------------------------------------------------   ----------------------------------------------------------
(Loss) income before extraordinary
   item                               (1,225)              (2,265)              (7,905)              (2,265)      |      15,852
                                                                                                                  |
Extraordinary item-gain on                                                                                        |
   discharge of debt                      --                   --                   --                   --       |      17,480
- -----------------------------------------------------------------------   ----------------------------------------------------------
Net (loss) income                    $(1,225)             $(2,265)             $(7,905)             $(2,265)      |     $33,332
=======================================================================   ==========================================================
Earnings per common share:*                                                                                       |
   Loss from continuing operations   $ (0.12)             $ (0.23)             $ (0.79)             $ (0.23)      |     $   *
   Income (loss) from discontinued                                                                                |
    operations                            --                   --                   --                   --       |         *
   Extraordinary item                     --                   --                   --                   --       |         *
- -----------------------------------------------------------------------   ----------------------------------------------------------
Loss per common share                $ (0.12)             $ (0.23)             $ (0.79)             $ (0.23)      |     $   *
Average common shares outstanding     10,100               10,100               10,040               10,100       |         *
=======================================================================   ==========================================================

* Earnings per share are not meaningful due to reorganization and revaluation entries and the issueance of new common stock.

  The accompanying notes are an integral part of these financial statements.









                                       4A

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                   Post-emergence               |  Pre-emergence
                                                                     --------------------------------------------------------------
                                                                     Nine Months Ended      Three Months Ended  |  Six Months Ended
(In thousands of dollars)                                            September 30, 1994     September 30, 1993  |  June 30, 1993
- -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities                                                                             |
Net (loss) income                                                         $(7,905)               $(2,265)       |       $33,332
Non-cash expenses and revenues included in loss income                                                          |
   Depreciation and amortization                                            4,835                  1,985        |         2,000
   Provision for doubtful accounts                                            298                     --        |           413
   (Gain) loss on disposal of discontinued operations                          --                    (81)       |           400
   (Gain) loss on disposal of property, plant and equipment                   (71)                    37        |            23
   Minority interest                                                           30                    105        |             1
Changes in operating assets and liabilities:                                                                    |
   Short-term investments                                                      --                    258        |            (4)
   Accounts receivable                                                        296                 (2,665)       |        (3,781)
   Inventories, prepaid expenses, deposits and other                        2,519                  1,536        |           201
   Costs and estimated earnings in excess of                                                                    |
    billings on uncompleted contracts                                        (182)                  (653)       |        (1,050)
   Income tax receivable                                                       --                    288        |         2,742
   Accounts payable, salaries, wages and withholdings, accrued expenses,                                        |
    accrued insurance and payable to principal shareholder                 (2,477)                (1,496)       |         2,469
   Billings in excess of costs and estimated                                                                    |
    earnings on uncompleted cotracts                                          281                    221        |           614
   Accrued income taxes                                                      (177)                   442        |         1,549
   Environmental liability                                                   (291)                   (18)       |           (82)
   Other                                                                       68                    174        |           470
Operating cash flows from reorganization items:                                                                 |
   Write-off of unamortized debt discount and loan origination fees            --                     --        |         2,520
   Adjust accounts to fair value                                               --                     --        |       (23,165)
   Extraordinary gain on discharge of debt                                     --                     --        |       (17,480)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                           (2,776)                (2,132)       |         1,172
- -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities                                                                             |
Purchase of property, plant and equipment                                  (2,097)                  (454)       |          (697)
Other                                                                        (426)                  (202)       |          (305)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                      (2,523)                  (656)       |        (1,002)
- -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities                                                                             |
Net borrowings (payments) on revolving lines of credit                      4,677                  3,739        |        (1,849)
Principal payments on long-term obligations                                  (256)                   (72)       |          (369)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                            4,421                  3,667        |        (2,218)
- -----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (878)                   879        |        (2,048)
Cash and cash equivalents at beginning of period                            2,200                      0        |         2,048
- -----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 1,322                $   879        |       $     0
===================================================================================================================================
The accompanying notes are an integral part of these financial statements.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 1994

(Dollar amounts in thousands, except share data, unless otherwise noted)


Note 1 - BASIS OF PRESENTATION AND COMPANY REORGANIZATION
- ---------------------------------------------------------

Adience, Inc. ("Adience" or "Company") has significant indebtedness, has experienced continued losses from operations pre-and post-emergence under Chapter 11, and although Adience has met operating and financial plans for the three months ended September 30, 1994, it has not met operating and financial plans for the nine months ended September 30, 1994 due to lower than expected results at its refractory and information display operations. These factors raise substantial doubt about Adience's ability to continue as a going concern. Management's plans in regard to this matter include further implementation of its plans to combine multi-functional resources as teams to respond better to customer needs, making an investment in product and service opportunities expected to produce a greater return on its investment, continuing a cost control program begun in 1993, and exploring capital market transactions such as the proposed acquisition of Adience by The Alpine Group, Inc. (Item 5). Although management believes that these plans will enable Adience to continue as a going concern for a reasonable period there can be no assurance that this will be the case. These financial statements do not include any adjustments relating to the recoverability and classification of assets or to the classification of liabilities that might be necessary should Adience not be able to continue in existence.

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


NOTE 1 - CONTINUED
- ------------------

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


NOTE 1 - CONTINUED
- ------------------

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


NOTE 1 - CONTINUED
- ------------------

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


NOTE 1 - CONTINUED
- ------------------

The accompanying unaudited financial statements should be read in conjunction with Adience's audited financial statements included in Adience's annual report on Form 10-K for the six month periods ended December 31 and June 30, 1993.

Earnings per common share is computed by dividing net loss by the weighted average number of shares outstanding.


Note 2 - Pro Forma Results of Operations
- ----------------------------------------

The following consolidating pro forma statement of operations reflects the financial results of the Company as if the reorganization had been effective January 1, 1993:


ADIENCE, INC.
CONSOLIDATING PRO FORMA STATEMENT OF OPERATIONS
UNAUDITED

                                                            For  the  NIne  Months  Ended  September  30,  1 9 9 3
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                Pro Forma       Unconsolidated
                                            Unconsolidated     Adjustments         Adience                  ADIENCE   ADIENCE, INC.
                                               ADIENCE       Debit      Credit    Pro Forma        IDT      CANADA    CONSOLIDATED
- -----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                   $61,565                              $61,565      $38,761    $ 8,193      $108,519

Costs and expenses:
   Cost of revenues                            (51,174)   $ 1,164(1)                (52,338)     (31,656)    (5,878)      (89,872)
   Selling, general and administrative         (13,840)                $  564(1)    (13,276)      (6,118)    (1,322)      (20,716)
   Amortization of intangible asset               (509)       301(1)                   (810)                                 (810)
- -----------------------------------------------------------------------------------------------------------------------------------
                                               (65,523)     1,465         564       (66,424)     (37,774)    (7,200)     (111,398)
- -----------------------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                         (3,958)     1,465         564        (4,859)         987        993        (2,879)
Other income (expense):
   Interest and other income                       705                                  705           29         30           764
   Interest expense                             (4,007)     1,318(2)                 (5,325)        (128)                  (5,453)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                (3,302)     1,318                    (4,620)         (99)        30        (4,689)
- -----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
   before reorganization items, income taxes,
   minority interest in subsidiary, and
   extraordinary item                           (7,260)     2,783         564        (9,479)         888      1,023        (7,568)
Reorganization items:
   Professional fees                              (513)                   513(3)          0                                     0
   Write-off of unamortized debt discount         (455)                   455(3)          0                                     0
   Write-off of unamortized loan
    origniation fees                            (2,065)                 2,065(3)          0                                     0
   Adjust accounts to fair value                23,165     23,165(3)                      0                                     0
- -----------------------------------------------------------------------------------------------------------------------------------
                                                20,132     23,165       3,033             0                                     0
- -----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
   before income taxes, minority interest
   in subsidiary, and extraordinary item        12,872     25,948       3,597        (9,479)         888      1,023        (7,568)
Income taxes expense                                 6                                    6          355        409           770
- -----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
   before minority interest in subsidiary,
   and extraordinary item                       12,866     25,948       3,597        (9,485)         533        614        (8,338)
Minority interest in subsidiary                   (106)                                (106)                                 (106)
- -----------------------------------------------------------------------------------------------------------------------------------
 (Loss) income from continuing operations
   before extraordinary item                   $12,760    $25,948      $3,597       $(9,591)     $   533    $   614       $(8,444)
===================================================================================================================================

For explanations of (1), (2) and (3) see page 12.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 2 - CONTINUED
- ------------------

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


NOTE 3 - INVENTORIES
- --------------------

Inventories consist primarily of raw materials of $7,593 and $7,512, work-in-process of $1,746 and $2,374 and finished goods of $7,007 and $8,764 at September 30, 1994 and December 31, 1993, respectively.


NOTE 4 - CONTRACTS IN PROGRESS
- ------------------------------

The status of contract costs on uncompleted construction contracts was as follows:

                       Costs and estimated     Billings in excess
                           earnings in            of costs and
                       excess of billings      estimated earnings      Net
- ------------------------------------------------------------------------------

September 30, 1994:
Costs and estimated
   earnings of $1,839       $24,849                 $  9,355
Billings                     22,743                   10,255
- ------------------------------------------------------------------------------
                            $ 2,106                 $    900        $ 1,206
==============================================================================

December 31, 1993:
Costs and estimated
   earnings of $1,649       $20,113                 $  6,218
Billings                     18,189                    6,837
- ------------------------------------------------------------------------------
                            $ 1,924                 $    619        $ 1,305
==============================================================================

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 4 - CONTINUED
- ------------------

Accounts receivable at September 30, 1994 and December 31, 1993 include amounts billed but not yet paid by customers under retainage provisions of approximately $2,816 and $2,989, respectively. Such amounts are generally due within one year.


NOTE 5 - INCOME TAX PAYMENTS
- ----------------------------

For the nine month period ended September 30, 1994, the three month period ended September 30, 1993 and the six months ended June 30, 1993 the Company made income tax payments totaling $609, $2 and $32, respectively.


NOTE 6 - LINES OF CREDIT
- ------------------------

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


NOTE 6 - CONTINUED
- ------------------

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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 7 - LONG-TERM OBLIGATIONS
- ------------------------------

                                                  September 30,   December 31,
                                                      1994             1993
- ------------------------------------------------------------------------------
Long-term obligations consisted of the following:

New Senior Secured Notes due in 2002,
   interest at 11%                                  $49,079          $49,079
Notes payable with monthly installments of
   principal and interest of $22
   through December 1997, interest at 10%               701              836
Capital lease obligations                               602              745
Other (interest ranges from 10% to 13%)                 582              560
- ------------------------------------------------------------------------------
                                                     50,964           51,220
Less current portion                                    686              759
- ------------------------------------------------------------------------------
                                                     50,278           50,461
Discount on New Senior Secured Notes                  3,875            4,250
- ------------------------------------------------------------------------------
                                                    $46,403          $46,211
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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 8 - STOCK PLANS
- --------------------

On May 24, 1994, the Board of Directors of Adience adopted the 1994 Stock Option Plan ("Stock Option Plan") and 1994 Directors Stock Grant Plan ("Stock Grant Plan"). Under the Stock Option Plan, 1,250,000 shares have been reserved for issuance upon the exercise of stock options, which may be granted to employees by the Compensation Committee of the Company's Board of Directors. Under the Stock Option Plan, options generally become exercisable six months following the date of grant or over a period determined by the Board of Directors and expire ten years from the date of grant. The Stock Option Plan provides for the option price to be paid in cash, shares of Adience's common stock owned by the option holder, or a combination of such shares and cash. As of September 30, 1994, 225,000 options have been granted under the Stock Option Plan. Each option granted entitles the holder to acquire one share of Adience common stock at an exercise price not to be less that the fair market value of the underlying shares on the date of grant. There is currently no public market for the common stock.

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


NOTE 9 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

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

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - Continued


NOTE 9 - CONTINUED
- ------------------

In October 1994, three district sales managers of IDT filed a lawsuit in the United States District Court for the Western District of Pennsylvania against IDT alleging breach of their employment contracts and age discrimination. Although management of IDT believes that the lawsuit can be successfully defended and is without merit, no assurance can be given as to the outcome of the action.

Adience is engaged in various other legal actions arising in the ordinary course of business. Management believes, after discussions with internal and external counsel, that the ultimate outcome of the proceedings will not have a material adverse effect on Adience's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Reorganization and Fresh-Start Reporting
- ----------------------------------------

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


Results of Operations
- ---------------------

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

                                                    Nine Months Ended
                                                      September 30,
                                              Historical         Pro Forma
                                                 1994               1993
- ------------------------------------------------------------------------------
Operating (loss) income:
          Heat Technology                     $ (2,406)          $ (3,866)
          IDT                                      121                987

(Loss) income from continuing operations
     before extraordinary item:
          Heat Technology                       (8,059)            (8,977)
          IDT                                      154                533

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

Net revenues by industry segment for the historical nine months ended September 30, 1994 and the pro forma nine months ended September 30, 1993 were as follows:

                                        Nine Months Ended
                                          September 30,
                                 Historical           Pro Forma
Net Revenues                        1994                1993          % Change
- ------------------------------------------------------------------------------
Heat Technology                   $73,209              $69,758            5%
IDT                                25,889               38,761          (33%)
- ------------------------------------------------------------------------------
     Total                        $99,098             $108,519           (9%)
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

                                        Nine Months Ended
                                          September 30,
                                 Historical           Pro Forma
Cost of Revenues                    1994                1993          % Change
- ------------------------------------------------------------------------------
Heat Technology                   $61,555              $58,216            6%
IDT                                20,725               31,656          (35%)
- ------------------------------------------------------------------------------
     Total                        $82,280              $89,872           (8%)
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

                                        Nine Months Ended
                                          September 30,
Selling, General and             Historical           Pro Forma
Administrative Expenses             1994                1993          % Change
- ------------------------------------------------------------------------------
Heat Technology                   $13,250              $14,598           (9%)
IDT                                 5,043                6,118          (18%)
- ------------------------------------------------------------------------------
     Total                        $18,293              $20,716          (12%)
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


Historical Financial Information for the Three Month Periods Ended September
30, 1994 and 1993
- ------------------------------------------------------------------------------

Net revenues by industry segment for the three months ended September 30, 1994 and 1993 were as follows:

                                       Three Months Ended
                                          September 30,
                                 Historical           Pro Forma
Net Revenues                        1994                1993          % Change
- ------------------------------------------------------------------------------
Heat Technology                   $27,796              $25,327           10%
IDT                                10,682               15,021          (29%)
- ------------------------------------------------------------------------------
     Total                        $38,478              $40,348           (5%)
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

                                       Three Months Ended
                                          September 30,
                                 Historical           Pro Forma
Cost of Revenues                    1994                1993          % Change
- ------------------------------------------------------------------------------
Heat Technology                   $22,777              $21,562            6%
IDT                                 8,502               12,110          (30%)
- ------------------------------------------------------------------------------
     Total                        $31,279              $33,672           (7%)
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

                                       Three Months Ended
                                          September 30,
Selling, General and             Historical           Pro Forma
Administrative Expenses             1994                1993          % Change
- ------------------------------------------------------------------------------
Heat Technology                    $4,109               $4,214           (2%)
IDT                                 1,594                2,004          (20%)
- ------------------------------------------------------------------------------
     Total                         $5,703               $6,218           (8%)
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

Liquidity and Sources of Capital
- --------------------------------

The Company's principal sources of liquidity are cash from operations, cash on hand and certain credit facilities available to the Company. The Company has significant indebtedness, has experienced continued losses from operations pre- and post-emergence under Chapter 11, and although the Company has met operating and financial plans for the three months ended September 30, 1994, it has not met operating and financial plans for the nine months ended September 30, 1994 due to lower than expected results at its refractory and information display operations. These factors raise substantial doubt about Adience's ability to continue as a going concern. Management's plans in regard to this matter include further implementation of its plans to combine multi-functional resources as teams to respond better to customer needs, making an investment in product and service opportunities expected to produce a greater return on its investment, continuing a cost control program begun in 1993, and exploring capital market transactions such as the proposed acquisition of the Company by The Alpine Group, Inc. (Item 5). Although management believes that these plans will enable the Company to continue as a going concern for a reasonable period, there can be no assurance that this will be the case. In the event that these plans are not implemented within the time frame anticipated or do not produce the results expected, management will need to develop other alternatives to meet its cash requirements over the next twelve months.

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



Date:  December 12, 1994             By: /s/ Fletcher L. Byrom
     --------------------               -------------------------
                                        Fletcher L. Byrom
                                        Chairman and
                                        Chief Executive Officer




Date:  December 12, 1994             By: /s/ Stephen M. Grimshaw
     --------------------               -------------------------
                                        Stephen M. Grimshaw
                                        Vice President - Finance and Treasurer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)