Form 10-K405
period 1994-12-31
ADIENCE INC
filed 1995-04-18
CIK 846972

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K


(Mark one)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                              ------------

                                    OR

[ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                                             ---------------


For the year ended December 31, 1994          Commission File No.  33-72024

                              ADIENCE, INC.
         (Exact name of registrant as specified in the charter.)

          Delaware                                    14-1671486
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                  Identification Number)

                          1305 Grandview Avenue
                     Pittsburgh, Pennsylvania  15211
          (Address of registrant's principal executive offices)

    Registrant's telephone number, including area code:  412-381-2600

       Securities registered pursuant to Section 12(b) of the Act:
                                  None

       Securities registered pursuant to Section 12(g) of the Act:
                                  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.
Yes     No  X .
   ----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
                            -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X    No     .
                         ------   -----

     The registrant estimates that as of March 29, 1995 the aggregate market value of the shares of its Common Stock held by non-affiliates of the registrant was approximately $1.5 million.

     As of March 29, 1995, 10,100,000 shares of Common Stock of the registrant were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------


     Portions of the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 of Information Display Technology, Inc. are incorporated by reference into Part I of this Form 10-K.

                              TABLE OF CONTENTS
                              -----------------

                                                                 Page
                                                                 ----
PART I       Item 1.   Business                                     4

             Item 2.   Properties                                  12

             Item 3.   Legal Proceedings                           14

             Item 4.   Submission of Matters
                       to a Vote of Security Holders               15

PART II      Item 5.   Market for Registrant's Common
                       Equity and Related Stockholder
                       Matters                                     16

             Item 6.   Selected Financial Data                     16

             Item 7.   Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations                   20

             Item 8.   Financial Statements and
                       Supplementary Data                          30

             Item 9.   Changes in and Disagreements
                       with Accountants on Accounting
                       and Financial Disclosure                    63

PART III     Item 10.  Directors and Executive Officers
                       of the Registrant                           63

             Item 11.  Executive Compensation                      64

             Item 12.  Security Ownership of Certain
                       Beneficial Owners and Management            67

             Item 13.  Certain Relationships and Related
                       Transactions                                68

PART IV      Item 14.  Exhibits, Financial Statement Schedule
                       and Reports on Form 8-K                     69

                       Signatures                                  73

           Schedule II Valuations and Qualifying Accounts  79

                                    PART I


Item 1.  Business

     On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired substantially all of the outstanding capital stock of Adience, Inc. ("Adience"). As a result of this and related transactions, Adience is no longer subject to the continuing reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), since it does not have a class of securities registered pursuant to Section 12(b) or 12(g) or subject to Section 15(d) of the Exchange Act. On February 6, 1995, Adience filed its Certification and Notice of Termination of Registration on Form 15, terminating its duty to file reports under Section 13 and 15(d) of the Exchange Act.

     Adience, Inc. ("Adience," and together with its subsidiaries, the "Company") is engaged in the manufacture, sale, installation and maintenance of specialty refractory products through its Heat Technology Division. Refractory products, which are made primarily from fireclays and minerals such as bauxites and aluminas, are used in virtually every industrial process requiring heating or containment at a high temperature of a solid, liquid or gas. Iron and steel producers use Adience's products in various types of iron and steel making furnaces, in coke ovens and in iron and steel handling and finishing operations. Adience also provides installation and maintenance services in connection with its specialty refractory products to the steel, aluminum, glass, petrochemical and other non- ferrous industries. See Operations of Adience below.

     The Company is also engaged, through its 80.3%-owned subsidiary, Information Display Technology, Inc. ("IDT"), in the manufacture, sale and installation of writing, projection and other visual display surfaces; custom cabinetry, work station and conference center casework; and architectural composite panels for building exteriors. See "Operations of Information Display Technology" below.

     On December 21, 1994, Alpine acquired approximately 82% of the outstanding common stock, par value $.01 per share ("Adience Common Stock"), of Adience (which, together with the approximately 4.9% previously owned by Alpine, increased its ownership to approximately 86.9% of the outstanding Adience Common Stock) from certain stockholders of Adience (the "Adience Selling Stockholders"). Alpine entered into a stock purchase agreement, dated as of October 11, 1994, as amended (the "Stock Purchase Agreement"), with the
Adience Selling Stockholders pursuant to which the Adience Selling Stockholders received in consideration for their shares of Adience Common Stock: (i) approximately 82,267 shares of a new issue of 8% Cumulative Convertible Preferred Stock, par value $1.00 per share, of Alpine ("Alpine 8% Preferred Stock"), which is convertible into approximately 530,755 shares of common stock, par value $.10 per share, of Alpine ("Alpine Common Stock"), and (ii) an aggregate of approximately 2,752,900 shares of IDT Common Stock or, if the IDT Merger (as defined below) has not been consummated prior to May 31, 1995, an aggregate of 123,396 additional shares of Alpine 8% Preferred Stock. It is anticipated that the holders of the remaining 13% of Adience Common Stock, in consideration for their shares, will be paid by Alpine an aggregate of approximately $1.6 million in cash.

     Alpine and IDT entered into an Agreement and Plan of Merger, dated as of December 21, 1994 (the "IDT Merger Agreement"), which provides for the merger of two of Alpine s subsidiaries, Alpine/PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"), with and into two separate wholly-owned subsidiaries of IDT formed for the purpose of acquiring APV and Posterloid (the "IDT Merger"). See "Background of IDT" below.

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

     In 1992, Adience sold its Geotec operations (caisson design and construction and environmental testing services) and Hotwork operations (preheating services to refractory maintenance companies), which were acquired in September 1988 and July 1990, respectively. In 1993, Adience sold its Los Angeles operations.

     In the information display product area, Adience's 80.3%-owned subsidiary, IDT, sold its "EHB" operations (catalog sales for the office market) in February 1992, which had been acquired in 1986. In 1993, IDT sold its Kensington Lighting operation.

     On February 22, 1993, Adience filed a prepackaged plan of reorganization (the "Prepackaged Plan") under Chapter 11 of the Bankruptcy Code, which was confirmed by the United States Bankruptcy Court for the Western District of Pennsylvania on May 4, 1993 and consummated on June 30, 1993. The filing was precipitated by a combination of firstly, an overall decline in the demand for refractory products and services in 1991 and 1992 caused by a decrease in the production of refractory using industries in the United States, particularly steel, and secondly, losses from discontinued operations. The Prepackaged Plan reduced the long-term debt of Adience by exchanging $66 million aggregate principal amount of 15% Senior Subordinated Reset Notes for $49 million aggregate principal amount of new 11% Notes, plus common stock representing 55% of the outstanding common stock of Adience. IDT does not guarantee the 11% Senior Secured Notes issued by Adience under the reorganization plan and IDT did not itself file a plan of reorganization under Chapter 11 of the Bankruptcy Code. IDT is a guarantor of Adience s loan from Congress Financial Corporation (see "Management s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Sources of Capital").

     After emerging from the reorganization proceeding, Adience adopted fresh start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The application of fresh start reporting is set forth in greater detail in the Notes to Adience s Consolidated Financial Statements.

     The Prepackaged Plan adjusted, but did not fundamentally restructure Adience s operations or capital structure in a manner sufficient to assure long term profitability. Adience, was still burdened with excessive debt, excess production capacity, multiple facilities and excess selling, general and administrative expenses. In late 1993 Alpine acquired an equity interest in Adience and in April 1994 the Chairman of the Board of Alpine and another director of Alpine were elected to the Board of Directors of Adience. During this period, Alpine formulated the outline of a strategic plan for Adience which included the search for, and hiring of, a new president and chief operating officer. In April 1994 a new management team was put into place in order to improve profitability at Adience. A new strategic business plan was developed, with the following elements:

     Streamline Manufacturing Operations -- In order to eliminate excess capacity, management intends to close and sell the Wheelersburg, Ohio manufacturing plant and convert the Crown Point, Indiana plant to capitalize on opportunities in pre-cast refractory production. Management is also evaluating the potential use of robotics in repairing industrial ovens, which has the potential of reducing Adience's labor costs while shortening required downtimes at customers' steel plants from approximately 18 days to approximately 2 days.

     Eliminate Duplicative Costs -- To reduce costs further, management intends to consolidate Adience's corporate headquarters facility with offices located outside Pittsburgh. As a result of the Adience Acquisition, duplicative overhead costs of Alpine and Adience, such as public company costs, management and administrative staffing, human resource, risk management and accounting expenses will be eliminated.

     Discontinue Unprofitable Product Lines -- As a result of a thorough financial review of each of Adience's four business segments, management has identified, and intends to discontinue, unprofitable product lines.

     Improve Marketing Efforts -- Management intends to penetrate broader end-user markets with existing product lines, including opportunities outside the iron-making part of the steel industry. A marketing effort is also underway to expand sales geographically outside its traditional areas. In addition, management will implement a retraining of its sales force and is contemplating closer alignment in the future between sales forces at BMI and J.H. France.

     Develop and Introduce New Products -- Management is developing products for bottom-pour, pre-cast and slide gate refractory applications. Bottom-pour and slide-gate applications allow the discharge of molten metal from the bottom of a furnace rather than from the sides, resulting in reduced iron and steel impurities. Pre-cast refractories are large shapes which are custom-designed to line specialized shapes of furnaces. In addition, management is introducing new equipment for the installation of monolithic refractories via shotcreting technology in steel ladles.

     As part of Alpine's acquisition of Adience, Alpine also entered into a debt exchange agreement, dated as of October 11, 1994, as amended (the "Debt Exchange Agreement"), with the holders of approximately 90% in principal amount of Adience's 11% Senior Secured Notes due 2002 (the "Adience Senior Notes"), pursuant to which such holders will exchange their Adience Senior Notes, in the principal amount of approximately $44,000,000, plus all accrued interest, for an aggregate of: (i) approximately $35,271,314 million in cash, (ii) 44,916 shares of Alpine 8% Preferred Stock, which is convertible into approximately 289,780 shares of Alpine Common Stock, and (iii) approximately 1,002,031 shares of IDT Common Stock upon the consummation of the IDT Merger or, if the IDT Merger has not been consummated prior to May 31, 1995, an aggregate of 44,916 additional shares of Alpine 8% Preferred Stock.

     Alpine has agreed with the Adience Selling Stockholders and the holders of Adience Senior Notes that if the average market value of the IDT Common Stock is less than $2.24 per share (subject to adjustment for certain events) during the 20-trading day period preceding November 1, 1995, then Alpine will deliver to such holder additional consideration, payable (in accordance with the Debt Exchange Agreement) in shares of Alpine 8% Preferred Stock, or additional shares of IDT Common Stock in an amount per share equal to the difference between $2.24 and the greater of such market value and $.75.

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

     Manufacturing

     The manufacturing process for specialty refractory products involves the mixing and kiln firing of various raw materials, particularly fireclays and minerals such as bauxites and aluminas. Adience operates eight refractory product manufacturing plants located near major industrial centers in the United States and Canada. Predominantly all of the refractory products sold by Adience are manufactured in its own plants. Adience custom designs the refractory products it manufactures for specific applications.

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


     Sales and Markets

     The principal markets for products sold by Adience's Heat Technology Division are the iron and steel, aluminum, glass, petrochemical, cement and cogeneration industries. The iron and steel industry has historically been the major consumer of Adience's refractory products and services, and of products produced by the refractory industry generally. For the year ended December 31, 1994, the six month periods ended December 31 and June 30, 1993 and the year ended December 31, 1992, direct sales to the iron and steel industry accounted for approximately 66%, 52%, 58% and 54%, respectively, of Heat Technology Division's net revenues. Adience also sells its refractory products to other refractory contractors and buys refractory products produced by other manufacturers in performing its contracting services.

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

     Within the steel industry, Adience's principal customers have traditionally been the largest companies in the industry. The three largest customers, USX Corp., Bethlehem Steel Corporation and LTV Steel Co., together accounted for approximately 33%, 25%, 29% and 26% of the Heat Technology Division's revenues for the year ended December 31, 1994, the six month periods ended December 31 and June 30, 1993 and the year ended December 31, 1992, respectively. USX Corp. alone accounted for approximately 14% of the Division's revenues for the year ended December 31, 1994 and 10% for the six month periods ended December 31 and June 30, 1993 and the year ended December 31, 1992.

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


     Research and Development

     Constant revisions to industry processes and chemistries require changes in refractory products to meet customer demand. Adience maintains fully staffed research and development facilities for improving existing refractory products and installation methods, as well as developing new products for existing and new markets. Research and development expenditures for the Heat Technology Division were approximately $1,102,000, $541,000, $541,000 and $1,191,000 for
the year ended December 31, 1994, the six month periods ended December 31 and June 30, 1993 and the year ended December 31, 1992, respectively.

     Backlog

     The Heat Technology Division operates on releases from blanket orders and, therefore, does not have a significant amount of backlog orders, except in the case of its Findlay operations which had $5.2 million and $2.3 million in backlog at December 31, 1994 and 1993, respectively. Generally, Adience's customers place orders on the basis of their short-range needs for which sales are made out of inventory or manufactured just in time.


Information Display Technology

     The information set forth under the caption "Business" of the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 of IDT (the "IDT Form 10- K") is incorporated herein by reference.


Employees

     Adience currently employs approximately 685 people in the Heat Technology Division (including Adience Canada) and 31 people in its general and administrative staff. The number of individuals employed in the Heat Technology Division does not reflect members of the building trades, who are hired by Adience as required.

     Some employees at the South Webster, Ohio plant (approximately 31 persons) are members of the United Steelworkers Union. Some employees at the Smithville, Ontario plant (approximately 12 persons) are members of the Aluminum, Brick and Glassworkers Union. Employees at the Canon City, Colorado plant (approximately 9 persons) are members of the Oil, Chemical and Atomic Workers Union. The current labor contracts at these plants expire in July 1995, July 1997 and October 1995, respectively. All three plants are operated by the Heat Technology Division.

     Approximately 93 employees at the J.H. France plant in Snow Shoe, Pennsylvania are represented by the Aluminum, Brick and Glassworkers Union under a contract that expires in July 1998. Approximately 15 employees at the J.H. France plant in Altoona, Pennsylvania are represented by the Aluminum, Brick and Glassworkers Union under a contract that expires in June 1997. Approximately 45 employees at the J.H. France plant in Johnstown, Pennsylvania are represented by the Aluminum, Brick and Glassworkers Union under a contract that expires in March 1997.

     The majority (approximately 42 persons) of the employees at Findlay are represented by the Aluminum, Brick and Glassworkers of America and are working under a labor agreement which expires in August 1997.

     Of the remaining full-time employees at Adience (approximately 469 persons), approximately 174 are union members who are not covered by collective bargaining agreements. The remaining employees of Adience (approximately 295 persons) are not unionized.

     Management considers relations with employees at Adience, IDT and Adience Canada to be good.

Patents and Trademarks

     The Company holds a number of patents and trademarks covering various products and processes relating to its Heat Technology Division, none of which are of material importance in terms of the Company's total business.


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

     In February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio manufacturing facility.

     In December 1993, IDT and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200,000 (of which IDT paid $175,000 and Adience paid $25,000) and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. In October 1994, IDT and Adience filed a proposed amendment to the consent order which would allow IDT and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. As of December 31, 1994, environmental accruals amounted to $750,000, which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, IDT and Adience have together paid $693,000 (excluding the civil penalty) for the environmental cleanup related to the Alliance facility. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

     Under the acquisition agreement pursuant to which IDT acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify IDT for any losses in excess of $250,000. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by IDT in this matter, and has received assurance that Adience will honor such claim. As of December 31, 1994, Adience had reimbursed IDT $643,000.


Insurance

     The Company maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which the Company is engaged. Management believes that the amount and form of its insurance coverage is adequate at the present time.

Item 2.  Properties
- -------------------

     Adience owns its 15,600 square foot headquarters in Pittsburgh, Pennsylvania along with approximately 37,000 square feet of contiguous commercial space. Adience also owns 17 of its facilities. Substantially all of the real property owned by Adience is subject to liens. Management believes that all of its facilities are well-maintained, in good condition and adequate for its present business. At present and anticipated levels of utilization, Adience's production facilities have sufficient capacity to meet demand for Adience's products.

Heat Technology Division

     Adience owns plants at the following locations:

                               Approximate
                                Floor Area    Operating
Location                      (Square Feet)     Unit
- ---------------------------------------------------------------
Farber, Missouri.............  278,000          Findlay
Washington, Pennsylvania.....  201,881          Findlay
Snow Shoe, Pennsylvania......  162,080          J.H. France
South Webster, Ohio..........  131,154          BMI
Crown Point, Indiana.........   76,106          BMI
Altoona, PA..................   47,160          J.H. France
Smithville, Ontario, Canada..   46,900          Adience Canada
Canon City, Colorado.........   35,626          BMI
South Rockwood, Michigan.....   28,776          BMI
Johnstown, PA................   27,000          J.H. France
Wheelersburg, Ohio...........    8,370          BMI

     The plants located in both Farber, Missouri and South Rockwood, Michigan have been idled. Those two plants and the plant at Wheelersburg, Ohio are being held for sale by the Company. Adience's lost production capacity has been replaced by its other manufacturing plants.

     In addition, Adience owns or leases construction yards, sales facilities and other facilities in the following locations:

                                               Approximate
                                      Owned/   Floor Area    Lease           Operating
Location                              Leased  (Square Feet)  Expiration      Unit
- ------------------------------------------------------------------------------------------
Carnegie, Pennsylvania..............  Owned      71,604                       BMI
Gate City Industrial Park, Indiana..  Leased     28,873      Month to month   BMI
Louisville, Kentucky................  Leased     15,000      February 1998    BMI
Gary, Indiana.......................  Owned      12,500                       BMI
Lorain, Ohio........................  Owned      11,140                       BMI
Birmingham, Alabama.................  Leased     11,000      November 1997    BMI
Philadelphia, Pennsylvania..........  Leased      8,320      June 1996   J.H. France
Johnstown, Pennsylvania.............  Leased      5,500      August 1999      J.H. France
Long Island City, New York..........  Owned       5,000                       J.H. France
Riverview, Michigan.................  Owned       4,744                       BMI
Eden, New York......................  Leased      4,000      February 1997   Furnco

IDT

     The information set forth under the caption "Properties" of the IDT Form 10-K is incorporated herein by reference.

Item 3.  Legal Proceedings
- --------------------------

     In February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio manufacturing facility.

     In December 1993, IDT and Adience signed a consent order with the Ohio
EPA and the Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200,000 (of which IDT paid $175,000 and Adience paid $25,000) and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. In October 1994, IDT and Adience filed a proposed amendment to the consent order which would allow IDT and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. As of December 31, 1994, environmental accruals amounted to $750,000, which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, IDT and Adience have together paid $693,000 (excluding the civil penalty) for the environmental cleanup related to the Alliance facility. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

     Under the acquisition agreement pursuant to which IDT acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify IDT for any losses in excess of $250,000. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by IDT in this matter, and has received assurance that Adience will honor such claim. As of December 31, 1994, Adience had reimbursed IDT $643,000.

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

     For information regarding Adience's proceedings under Chapter 11, see "BUSINESS - Background of Adience."

     The information set forth under the caption "Legal Proceedings" of the IDT Form 10-K is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     No matters were submitted to a vote of security holders of Adience during the fourth quarter of the fiscal year ended December 31, 1994.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- ------------------------------------------------------------------------------

     On January 27, 1994, the Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, all of the Company's outstanding shares of Common Stock were registered. There currently is no established public trading market for the Common Stock and, accordingly, market prices are not available.

     On February 6, 1995, the Company filed its Certification and Notice of Termination of Registration on Form 15, terminating its duty to file reports under Section 13 and 15(d) of the Securities Exchange Act of 1934.

     Adience has not filed any application to list the Common Stock on any stock market or exchange.

     Since its inception, Adience has paid only one dividend, in September 1990, of $.10 per share ($1,000,000 in the aggregate). Under the terms of Adience's financing agreement with Congress Financial Corporation and the indenture under which its Senior Notes were issued, Adience at present is prohibited from declaring or paying any dividends on account of any shares of any class of its capital stock. As a result of this prohibition, it is unlikely that Adience will pay any dividend on its Common Stock in the foreseeable future. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Sources of Capital; Financing Agreements."

     As of March 24, 1995, the Company had 43 holders of record of its Common Stock (excluding beneficial owners of shares held of record by nominees).

Item 6.  Selected Consolidated Financial Data
- ---------------------------------------------

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

     The following table presents selected (i) historical consolidated financial data of the Company (pre-emergence) for each of the three fiscal years in the period ended December 31, 1992 and the six-month period ended June 30, 1993,
(ii) historical consolidated financial data of the Company (post-emergence) for the six-month period ended December 31, 1993, (iii) pro forma consolidated income statement data for the fiscal year ended December 31, 1993, and (iv) historical consolidated financial data of the Company (post-emergence) for the fiscal year ended December 31, 1994.

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

     The historical consolidated financial data presented below for each of the two fiscal years in the period ended December 31, 1991 have been derived from the Company's Consolidated Financial Statements, which were audited by Ernst & Young, independent accountants. Ernst & Young's report on the consolidated financial statements for the year ended December 31, 1991, includes a description of uncertainties that might have led to the Company's inability to continue as a going concern. The post-emergence consolidated financial statements of Adience as of and for the six months ended December 31, 1993, and the pre-emergence consolidated financial statements of Adience for the six months ended June 30, 1993 and the year ended December 31, 1992 included in this filing have been audited by Price Waterhouse LLP, independent public accountants, as set forth in their reports thereon appearing herein. The report on the post-emergence consolidated financial statements includes an explanatory paragraph regarding substantial doubt about Adience's ability to continue as a going concern. Both reports of Price Waterhouse LLP on the post- and pre-emergence periods include an informative paragraph regarding consummation of Adience's Plan of Reorganization and adoption of the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". The historical consolidated financial data for the fiscal year ended December 31, 1994 have been derived from the Company's Consolidated Financial Statements, which were audited by Arthur Andersen LLP, independent accountants. The data should be read in conjunction with the consolidated financial statements, related notes and other financial data included elsewhere herein.

                                          Post-emergence   Pro Forma    Post-emergence                    Pre-emergence
                                          --------------  -----------   ------------     -------------------------------------------
                                                          Fiscal Year   Six Months       Six Months
                                          Year ended        Ended         Ended            Ended     Fiscal Years Ended December 31,
                                          December 31,    December 31,  December 31,     June 30,    -------------------------------
                                             1994           1993          1993             1993         1992      1991       1990
                                          ------------    ------------  ------------     ----------   --------   -------   -------
                                                                 (Dollars in thousands, except per share amounts)

Statement of Operations Data:
Net revenues                              $    96,273     $   99,003    $   54,572       $   44,431   $ 97,276   $106,314  $133,457
Cost of revenues                               84,468         84,278        47,779           35,928     81,262     87,921    99,803
                                          -----------     ----------    ----------       ----------   --------   --------  --------
  Gross profit                                 11,805         14,725         6,793            8,503     16,014     18,393    33,654
Selling, general and
  administrative expense                       18,180         19,667         9,302           10,510     22,829     19,613    16,685
Amortization of intangible asset                1,053          9,011         9,011               --         --         --        --
                                          -----------     ----------    ----------          -------   --------   --------  --------
    Operating profit (loss)                    (7,428)       (13,953)      (11,520)          (2,007)    (6,815)    (1,220)   16,969
Other income (expense):
  Interest and other income (expense)             574            860           615              245        (17)       769     1,106
  Interest expense                             (7,653)        (7,349)       (3,781)          (2,271)   (13,302)   (12,268)  (12,583)
  Other expense                                    --             --            --               --         --     (1,037)       --
                                          -----------     ----------    ----------       ----------   --------   --------  --------
(Loss) income from continuing operations
  before reorganization items, income
  taxes, and extraordinary item               (14,507)       (20,442)      (14,686)          (4,033)   (20,134)   (13,756)    5,492
Reorganization items:
  Professional fees                                --             --          (746)            (102)      (950)        --        --
  Write-off of unamortized debt discount           --             --            --             (455)        --         --        --
  Write-off of unamortized loan
    origination fees                               --             --            --           (2,065)        --         --        --
  Adjust accounts to fair value                    --             --            --           23,165     (4,848)        --        --
                                          -----------     ----------    ----------       ----------   --------   --------  --------
(Loss) income from continuing operations
  before income taxes and extraordinary
  item                                        (14,507)       (20,442)      (15,432)          16,510    (25,932)   (13,756)    5,492
Income taxes (benefit)                            319           (548)         (808)             260     (1,031)    (3,531)    2,693
                                          -----------     ----------    ----------       ----------   --------   --------  --------
(Loss) income from continuing operations
  before extraordinary item                   (14,826)       (19,894)      (14,624)          16,250    (24,901)   (10,225)    2,799
(Loss) income from discontinued
  operations                                   (5,949)          (141)          257             (398)    (4,956)    (1,950)     (240)

                                          -----------     ----------    ----------       ----------   --------   --------  --------
(Loss) income before extraordinary item       (20,775)    $  (20,035)      (14,367)          15,852    (29,857)   (12,175)    2,559
                                                          ==========
Extraordinary gain (loss) on early
  extinguishment of debt                           --                           --           17,480         --         --       276
                                          -----------                   ----------       ----------   --------   --------  --------
Net (loss) income (historical periods
 only)                                    $   (20,775)                  $  (14,367)      $   33,332   $(29,857)  $(12,175) $  2,835
                                          ===========                   ==========       ==========   ========   ========  ========

                                       Post-emergence   Pro Forma       Post-emergence                    Pre-emergence
                                       --------------  -----------      --------------  -------------------------------------------
                                                          Fiscal Year    Six Months    Six Months
                                          Year ended        Ended          Ended         Ended     Fiscal Years Ended December 31,
                                          December 31,    December 31,  December 31,    June 30,   -------------------------------
                                             1994           1993           1993           1993         1992      1991       1990
                                          ------------    ------------  ------------    ----------   --------   -------   -------
                                                                                   (Dollars in thousands, except per share amounts)

Earnings per common share (1):
  (Loss) income from continuing
     operations before extraordinary
     item                                 $   (1.48)      $  (1.99)     $ (1.46)
  (Loss) income from discontinued                         ========
     operations                               (0.59)                       0.02
  Extraordinary item                             --                          --
Earnings per common share                 $   (2.07)                    $ (1.44)
                                          =========                     =======
Balance Sheet Data (at end of
 period) (2):
Working capital                           $  (2,834)                    $ 5,430        $  8,255    $ 10,982    $20,349   $ 28,793
Total assets                                 81,954                      94,772         103,818      71,981     96,600    116,324
Long-term obligations                        46,450                      46,211          46,210      77,703     68,429     70,165
Shareholders' equity (deficit) (3)          (11,483)                      9,509          24,040     (34,677)    (5,138)     6,357
- -----------------------------------------------------------------------------------------------------------------------------------

  (1) Adience's management believes the per share amounts are not meaningful prior to June 30, 1993 due to the Reorganization.

  (2) Pro forma balance sheet information is not presented since the historical balance sheet data as of December 31, 1993 includes the effects of the Prepackaged Plan and the implementation of fresh-start reporting.

  (3) On February 10, 1989, Adience's Board of Directors authorized an amendment to Adience's Certificate of Incorporation to increase the authorized number of shares of common stock from 200 shares, no par value, to 20,000,000 shares, par value $0.15 per share, and a 100,000-for-1 stock split. On September 30, 1990, Adience's Board of Directors declared a $.10 per share cash dividend. No dividends were declared on Adience's common stock for any other period covered.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

Reorganization and Fresh-Start Reporting

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


Alpine Acquisition

     On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired approximately 82% of the outstanding common stock, par value $.01 per share ("Adience Common Stock"), of Adience from certain stockholders of Adience. Together with the approximately 4.9% of such shares already owned by Alpine, Alpine increased its ownership to approximately 86.9% of the outstanding shares of Adience Common Stock.

     As of December 21, 1994 Alpine and IDT entered into an Agreement and Plan of Merger, which provides for the merger of Alpine's information display group (a business segment of Alpine), comprised of Alpine/PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"), with and into two separate wholly-owned subsidiaries of IDT formed for the purpose of acquiring APV and Posterloid. Subsequent to the merger, Alpine intends to distribute a majority of the information display group, consisting of IDT, APV and Posterloid to its stockholders. The distribution is expected to be completed in the next six months. As a result of the planned distribution, Adience's consolidated financial statements and notes thereto have been reclassified to reflect the operations of IDT as discontinued. The investment in IDT has been reflected as "Net assets of discontinued operations." The results of operations for IDT are presented in the Consolidated Statements of Operations under the caption "Loss from discontinued operations."

     The consolidated financial statements of Adience as of December 31, 1994 do not reflect any adjustments related to the allocation of the Alpine purchase price to assets and liabilities based upon their estimated fair values as of the date of acquisition.


Restructuring

     Adience has experienced continued losses from continuing operations (before reorganization items) both pre- and post-emergence under Chapter 11. The continued viability of the Company is dependent upon, among other factors, the ability to generate sufficient cash from operations, financing, or other sources that will meet ongoing obligations over a sustained period.

     The Prepackaged Plan adjusted, but did not fundamentally restructure Adience's operations or capital structure in a manner sufficient to assure long term profitability. The Company was still burdened with excessive debt, excess production capacity, multiple facilities and excess selling, general and administrative expenses. In late 1993 Alpine acquired an equity interest in Adience and in April 1994 the Chairman of the Board of Alpine and another director of Alpine were elected to the Board of Directors of Adience. During this period, Alpine formulated the outline of a strategic plan for Adience which included the search for, and hiring of, a new president and chief operating officer. In April 1994 a new management team was put into place in order to improve profitability at Adience. A new strategic business plan was developed, with the following elements:

     Streamline Manufacturing Operations -- In order to eliminate excess capacity, management intends to close and sell the Wheelersburg, Ohio manufacturing plant and convert the Crown Point, Indiana plant to capitalize on opportunities in pre-cast refractory production. Management is also evaluating the potential use of robotics in repairing industrial ovens, which has the potential of reducing Adience's labor costs while shortening required downtimes at customers' steel plants from approximately 18 days to approximately 2 days.

     Eliminate Duplicative Costs -- To reduce costs further, management intends to consolidate Adience's corporate headquarters facility with offices located outside Pittsburgh. As a result of the Adience Acquisition, duplicative overhead costs of Alpine and Adience, such as public company costs, management and administrative staffing, human resource, risk management and accounting expenses will be eliminated.

     Discontinue Unprofitable Product Lines -- As a result of a thorough financial review of each of Adience's four business segments, management has identified, and intends to discontinue, unprofitable product lines.

     Improve Marketing Efforts -- Management intends to penetrate broader end-user markets with existing product lines, including opportunities outside the iron-making part of the steel industry. A marketing effort is also underway to expand sales geographically outside its traditional areas. In addition, management will implement a retraining of its sales force and is contemplating closer alignment in the future between sales forces at BMI and J.H. France, (divisions of Adience).

     Develop and Introduce New Products -- Management is developing products for bottom-pour, pre-cast and slide gate refractory applications. The Company has expanded its research and development programs through the hiring of seven new ceramic engineers during 1993. Bottom-pour and slide-gate applications allow the discharge of molten metal from the bottom of a furnace rather than from the sides, resulting in reduced iron and steel impurities. Pre-cast refractories are large shapes which are custom-designed to line specialized shapes of furnaces. In addition, management is introducing new equipment for the installation of monolithic refractories via shotcreting technology in steel ladles.

     It is anticipated that upon the completion of such restructuring, Adience will generate sufficient cash flow from operations to service its debt and meet its other ongoing commitments. In addition, in conjunction with the acquisition of Adience by Alpine, Alpine has committed to provide Adience up to $3 million for the twelve months ended December 31, 1995, to achieve its strategic plan. There can be no assurance however, that such activities will achieve the intended improvement in results of operations or financial position.


Results of Operations

Fiscal Year Ended December 31, 1994 Compared to Pro Forma Fiscal Year Ended December 31, 1993

     The following table summarizes the Company's consolidated results of operations for the historical year ended December 31, 1994 and the pro forma year ended December 31, 1993 and provides a consistent basis for further discussion and analysis of those results.

                                         Year ended December 31,
                                         Historical  Pro forma
(In Thousands)                              1994        1993
- ----------------------------------------------------------------
Net revenues                              $ 96,273   $ 99,003
Costs and expenses:
   Cost of revenues                         84,468     84,278
   Selling, general and administrative      18,180     19,667
   Amortization of intangible asset          1,053      9,011
- ----------------------------------------------------------------
                                           103,701    112,956
================================================================
Operating loss                              (7,428)   (13,953)
Other income (expense):
   Interest and other income                   574        860
   Interest expense                         (7,653)    (7,349)
- ----------------------------------------------------------------
                                            (7,079)    (6,489)
================================================================
Loss from continuing operations
 before reorganization items and
 income taxes                            $ (14,507)  $ (20,442)
================================================================

     The loss from continuing operations before reorganization items and income taxes decreased by $5.9 million as a result of the reduction in the amortization expense of intangible assets of $8.0 million, offset partially by a non-cash charge of $2.8 million related to asset write-downs at Adience.
Certain assets of Adience were evaluated for disposition, and the net book value of these assets was adjusted to estimated fair market value. The impact of these asset write-downs on the December 31, 1994 loss was $0.28 per common share. These write-downs resulted from the Company's business improvement program which includes selling non-strategic assets and reassessing the net realizable value of certain inventory product lines in light of the current economic environment and the related impact on estimated revenue levels for those product lines. Included in amortization expense for 1993 was the fourth quarter write-down of the Company's reorganization value in excess of amounts allocable to identifiable assets. The amount written-down was based upon management's comparison of actual cash flows through December 31, 1993 with the projected cash flows used to arrive at the reorganization value at June 30, 1993. This charge increased the 1993 loss by $8 million or $0.80 per common share. No further reduction to the reorganization value in excess of amounts allocable to identifiable assets was deemed necessary during 1994.

     Net revenues decreased by 2.7% from $99,003,000 in 1993 to $96,273,000 in 1994. The J.H. France division, which primarily manufactures formed shapes for the integrated steel industry had a revenue decrease of $1.4 million and the Findlay Refractories division which manufactures formed shapes for the glass manufacturing industry had a decrease of $1.0 million over the comparable period. The decrease in revenues for the J.H. France division is attributable to management's efforts to discontinue unprofitable product lines, thereby streamlining manufacturing operations and eliminating working capital requirements for inventory. The decrease in Findlay revenues is a reflection of the life cycle of refractory products in the glass industry. Typically, these products last between five to ten years. There has been an increase in activity during the fourth quarter of 1994, as evidenced by the increase in Findlay's backlog from $2.3 million at December 31, 1993 to $5.2 million at December 31, 1994. The remaining units which manufacture unformed refractories and provide maintenance and construction services to the integrated steel industry had 1994 revenues comparable to 1993.

     Cost of revenues amounted to 88% of net revenues for 1994 as compared to 85% for the pro forma year ended December 31, 1993. Included in cost of revenues for the year ended December 31, 1994 is a $1.8 million non-cash charge to write-down inventory values for discontinued, unprofitable product lines. The net realizable value of these inventories was calculated as a result of a thorough review of Adience's four business segments. The Company believes that based on its current assessment of these product lines, the write-down is adequate.

     Selling, general and administrative expenses decreased during the year ended December 31, 1994, primarily as a result of increases to reserves related to Adience's self insurance coverage for workers' compensation and general liability, which were recorded during the pro forma year ended December 31, 1993. Included in selling, general and administrative expenses for the year ended December 31, 1994 is approximately $600,000 of professional fees and other costs associated with the Alpine acquisition of Adience.

     Interest expense increased 4% for 1994 to $7.7 million from $7.3 million for the pro forma year 1993. The increase is attributable to increased borrowings on Adience's line of credit agreement with Congress Financial Corporation ("Congress"). The interest rate on borrowings is 2.5% over the prime rate which increased 2.5 percent during 1994. The effective rates were 11% and 8.5% at December 31, 1994 and December 31, 1993, respectively.

     The Company did not incur any U.S. Federal income tax expense
(benefit) during the year ended December 31, 1994 due to existing net operating loss carryforwards for the year ended December 31, 1994. Recorded income tax expense is for Adience's Canadian subsidiary.


Discontinued Operations

     As described in Note 9 to the Consolidated Financial Statements,
Alpine and IDT entered into an Agreement and Plan of Merger, which provides for the merger of Alpine's information display group with IDT. Subsequent to the merger, Alpine plans to distribute a substantial majority of its investment in the merged company to its stockholders. As a result of the merger and the planned distribution, the operations of IDT have been reported as discontinued operations in the Consolidated Financial Statements.

     For the year ended December 31, 1994 and 1993, (loss) income from discontinued operations was ($2.6) million and $343,000, respectively. Included in the loss from discontinued operations for the year ended December 31, 1994 are charges related to Alpine's review of IDT's business resulting in changes of estimates required to determine the realizability of certain assets. In this regard, IDT recorded $702,000 of bad debt expense and a $250,000 provision for future contract losses. In addition, in connection with the proposed merger of IDT as previously discussed, professional fees of $587,000 have been incurred and expensed.

     As more fully described in Note 9 to the Consolidated Financial Statements, during the fourth quarter of 1994 Adience recorded a $3.3 million non-cash charge to write-down the investment in IDT to estimated fair market value based on a preliminary allocation of Alpine's purchase price. This amount has been reflected as a loss on the disposal of discontinued operations in the December 31, 1994 Consolidated Financial Statements.


Outlook

     Shipments of steel mill products by U.S. mills during 1994 were up 7.1 percent over 1993 and at their highest level since 1979, according to the American Iron and Steel Institute. Although management expects continued growth in the business base, market conditions will be challenged by the economic and competitive pressures that affected 1994. However, additional efficiencies will be a positive factor in 1995. For the year ended December 31, 1994, direct sales to the iron and steel industry accounted for approximately 66% of net revenues.


Fiscal Year ended December 31, 1993 Compared to Fiscal Year ended December 31, 1992

     The following table summarizes the Company's consolidated results of operations for 1993 and 1992 and provides a consistent basis for further discussion and analysis of those results.

                                                       1993       1992
                                                     ---------  ---------
                                                        (In thousands)
Net income (loss)                                               $(29,857)
     Pre-emergence                                   $ 33,332
     Post-emergence                                   (14,367)
Reorganization items (1):
     Reorganization items                              19,797     (5,798)
     Extraordinary gain on discharge of debt           17,480         --
Loss excluding the effect of reorganization items               $(24,059)

     Pre-emergence                                   $ (4,691)
     Post-emergence                                  $(13,621)

(1) For further discussion, see Note 1 to Consolidated Financial Statements.

     Excluding the effects of reorganization items, the pre-emergence and post-emergence loss of $4.7 million and $13.6 million, respectively, decreased by $5.7 million from 1992, reflecting primarily a reduction in selling, general and administrative expenses of $2.8 million and a decrease in interest expense of $7.3 million, offset partially by a net increase in depreciation and amortization expense of $7.2 million. Included in the net increase in amortization expense for 1993 is the fourth quarter write down of the Company's reorganization value in excess of amounts allocable to identifiable assets. The amount written down was based on management's comparison of actual cash flows for the post-emergence period through December 31, 1993 with the projected cash flows used to arrive at the reorganization value at June 30, 1993. This charge increased the post-emergence loss by $8 million or $.80 per share.

     Additional losses from previously discontinued operations and disposals amounted to $400,000 and $84,000 for the pre-emergence and post-emergence periods, respectively, and $4.0 million in 1992. Management's decision to discontinue these operations was made after concluding that these businesses no longer fit Adience's long-term growth plans.

     Net revenues for 1993 and 1992 were as follows:

Net Revenues             1993      1992       % Change
- ---------------------  --------  --------  --------------
                                 (In thousands)

                                  $97,276  Not meaningful
     Pre-emergence      $44,431
     Post-emergence      54,572

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

     During 1993, steel producers generally operated at levels close to capacity. However, Adience's restructuring under the supervision of the Bankruptcy Court did not enable the Heat Technology division to capitalize on these favorable economic conditions in the first half of 1993. The Company reacted to the sales decline during the first half of 1993 by taking several significant steps which, due to timing, only modestly impacted 1993 results.
The primary steps included the election of a new Board of Directors and the appointment of a new Chief Executive Officer. The problems experienced in the past were addressed by the new Board and executive management. As a result, new incentive plans were implemented for the sales force and a realignment of duties was accomplished within the internal operations of the Company. The Heat Technology division has also expanded its research and development programs through the hiring of seven new ceramic engineers during 1993. A management focus for 1994 is customer service and product quality. Teams of sales and service representatives have been established to respond to customer needs within the various industries that are supplied or serviced with refractory product. Net revenues for the Company increased by 23% for the six month period ended December 31, 1993 compared to the six month period ended June 30, 1993.

Cost of Revenues        1993      1992       % Change
- ---------------------  -------  --------  --------------
                                (In thousands)

                                 $81,262  Not meaningful
     Pre-emergence     $35,928
     Post-emergence     47,779

     Adience's cost of revenues amounted to 80.9% and 87.6% of net revenues for the pre-emergence and post-emergence periods respectively, compared with 83.5% for the year ended December 31, 1992. The increase in cost of revenues as a percentage of net revenues during the post-emergence period was primarily due to negative variances in the refractory production facilities due to a decline in volume (caused by a decrease in material shipments as opposed to construction activity) and the reduced ability to cover overhead costs. The decrease in direct material sales which caused these negative variances was partially offset by the increase in construction revenues during the post-emergence period. Additional depreciation expense on buildings and machinery and equipment written up as a result of fresh start reporting (approximately $500,000) and the write-up of inventory values on June 30, 1993 (approximately $1,287,000) through the application of SOP 90-7, accounted for 3.7% of the increase in cost of revenues during the post-emergence period.


Selling, General and Administrative Expenses     1993     1992       % Change
- ----------------------------------------------  -------  -------  --------------
                                                         (In thousands)
                                                         $22,829  Not meaningful
   Pre-emergence                                $10,510
   Post-emergence                                 9,302

     For the pre and post-emergence periods in 1993, selling, general and administrative expenses of the Company amounted to 23.7% and 17.0% of net revenues respectively, compared with 23.5% for the year ended December 31, 1992. The increase in selling, general and administrative expenses during the pre-emergence period was attributable to the low level of sales during the same period. The major component in the overall decrease in 1993 over 1992 related to insurance expense. Adience was self-insured from November 1988 to June 1992 for workers' compensation and general liability. For this period, Adience is responsible for the first $250,000 of losses per occurrence. A loss calculation is performed at the end of each policy year summarizing incurred losses, paid losses and the outstanding reserve. Based upon this calculation and an estimate for potential changes in reserves and for new claims, Adience recorded an additional $2.3 million in insurance expense during the fourth quarter of 1992. In addition, the reduction in selling, general and administrative expenses was due to significant charges of approximately $1.1 million incurred in 1992 related to clean-up activities and other costs associated with the environmental issue at one of IDT's facilities. These activities were accounted for in 1992 and did not have a significant impact on operating costs in 1993.

     Other income (expense) for the pre-emergence period in 1993 includes retroactive health insurance premium refunds of approximately $215,000 for the Company's medical self-insurance program for the period September 1991 to February 1992. In addition, during June 1993, the Supreme Court of Pennsylvania held that the insurance policies covering these asbestosis and silicosis claims covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in effect. As a result of this judicial determination, the court awarded a refund to J.H. France for its pro rata share of the funds paid in these cases of $265,000. Also included in other income (expense) for the post-emergence period in 1993 is the $220,000 loss on the sale of Adience's Los Angeles operations. This sale was recorded during December 1993.


Liquidity and Sources of Capital

     The Company's principal sources of liquidity are cash from operations, cash on hand and certain credit facilities available to the Company. Liquidity is dependent upon the Company's ability to operate profitably and generate cash flow. Both internal and external factors are material to the Company's liquidity. External factors include general economic conditions and the performance of the steel industry. Liquidity is also dependent upon the Company's ability to control costs during periods of low demand so as to sustain positive cash flow from operations. The Company, even after Reorganization, continues to operate with a significant amount of interest-bearing debt. Adience has experienced continued losses from operations both pre- and post-emergence under Chapter 11. In late 1993 Alpine acquired an equity interest in Adience and in April 1994 the Chairman of the Board of Alpine and another director of Alpine were elected to the Board of Directors of Adience. During this period, Alpine formulated the outline of a strategic plan for Adience which included the search for, and hiring of, a new president and chief operating officer. In April 1994 a new management team was put in place in order to improve profitability at Adience. A new business plan was developed, with the following objectives: streamline manufacturing operations, eliminate duplicative costs, discontinue unprofitable product lines, improve marketing efforts and develop and introduce new products. Although management believes that these plans will enable the Company to continue as a going concern for a reasonable period, there can be no assurance that this will be the case. In the event that these plans are not implemented within the time frame anticipated or do not produce the results expected, management will need to develop other alternatives to meet its cash requirements over the next twelve months. The cost of the restructuring is expected to approximate $3 million with such funds being supplied from Adience's existing cash and credit availability and from Alpine's cash resources, to the extent of any shortfall. Part of the business improvement program includes selling non-strategic assets. These assets were classified as net assets held for sale as of December 31, 1994. Such sales are expected to generate $750,000 in funds during 1995. In addition, in conjunction with the acquisition of Adience by Alpine, Alpine has committed to provide Adience up to $3 million for the twelve months ended December 31, 1995, to achieve its strategic plan.

     Net cash flows provided by operating activities totaled $2.5 million for the year ended December 31, 1994. The decrease in working capital of $8.3 million during 1994 relates primarily to lower inventory levels and an increase in short-term borrowings.

     Capital expenditures used approximately $2.3 million of funds through December 31, 1994. The 49% increase in capital spending over the comparable period in 1993 is due to the purchase of a new plant facility to expand current production of a specific product line. The total cost of this facility and the necessary capital expenditures for machinery and equipment will be partially financed through the Pennsylvania Industrial Development Authority. As of December 31, 1994 the Company had no material commitments for capital spending. It is anticipated that necessary capital expenditures in future years will not exceed depreciation expense but will represent a material use of operating funds. Future capital needs of the Company are expected to be provided by future operations, existing cash balances and additional borrowings when necessary.

     Adience had $2.3 million in available credit as of December 31, 1994 under its short-term borrowing arrangement with Congress.

     On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress that had a renewal date of June 30, 1994 (the "Renewal Date"). Certain revisions were made to the terms of the agreement during 1994 and 1995, including the extension of the Renewal Date to June 30, 1996. The facility remains in effect from year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary of the Renewal Date in any year. Under the revised agreement, Adience may request loan advances not to exceed the lesser of $14 million or available collateral (85% of eligible accounts receivable less than 90 days, 50% of eligible bagged inventory plus 30% of eligible raw material and finished goods inventory which does not constitute bagged inventory). The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT guaranteed the Adience line of credit and has pledged its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 11% at December 31, 1994). At December 31, 1994, Adience had borrowed $12,468,000 under the credit facility including checks in transit of $1,689,000. Letters of credit issued under the facility totaled $200,000 at December 31, 1994, which reduced the availability under the financing arrangement in a like amount.

     IDT entered into a financing agreement with Congress that expires June 30, 1995. The facility remains in effect year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary date of the Renewal Date in any year. If the Congress facility is not renewed or if alternate financing is not obtained, management believes that IDT will be able to generate sufficient cash flow from operations to meet its working capital needs. Certain revisions were also made to the terms of the agreement during 1994. Under the revised agreement, IDT may request loan advances not to exceed the lesser of $5 million or available collateral (85% of eligible accounts receivable less than 90 days plus 30% of raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets. Adience has guaranteed IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate. At December 31, 1994, IDT had borrowed $800,000 under the credit facility. Letters of credit issued under the facility totaled $700,000 at December 31, 1994, which reduced the availability under the financing arrangement in a like amount.

     Adience pays commitment fees on the unused portion of its credit facility. Under the terms of the revised financing agreement, Adience is required to maintain minimum levels of net worth of negative $1.5 million and working capital of $6 million. The agreement additionally contains other restrictive covenants applicable to Adience and its subsidiaries which, among other things, limit (i) the incurrence of additional indebtedness, (ii) the granting of liens,
(iii) the making of loans, investments and guaranties, (iv) transactions with affiliates, (v) the payment of dividends and other distributions, (vi) the amount of annual capital expenditures, and (vii) the disposition of real property.

     As of December 31, 1994, Adience and IDT were in compliance with the covenants of their respective agreements. Adience's ability to continue to comply with such conditions is dependent upon Adience's ability to achieve specified levels of sales, profitable operations and borrowing availability. Waivers or amendments may be required in the future to ensure compliance. Inability to achieve compliance in the future could affect Adience's access to further borrowings or require it to secure additional capital by other means.

     As part of Alpine's acquisition of Adience, Alpine entered into a debt exchange agreement, dated as of October 11, 1994, as amended (the "Debt Exchange Agreement"), with the holders of approximately 90% in principal amount of Adience's New Secured Notes, pursuant to which Alpine has the option to cause such holders to exchange their New Secured Notes, in the principal amount of $44 million plus accrued interest, for a combination of approximately $35.3 million in cash and other non-cash consideration. If the exchange does not occur prior to June 30, 1995, the Debt Exchange Agreement may be terminated by either Alpine or the New Secured Note holders. The Debt Exchange Agreement also allows Adience to defer the December 15, 1994 and June 15, 1995 interest payments due to such holders of the Adience New Secured Notes until the date the debt exchange occurs, or if such debt exchange does not occur, then all accrued interest will be due on December 15, 1995.

     Alpine intends to pursue a long-term financing in 1995 to provide for the redemption at a discount of Adience's New Secured Notes, as well as for other purposes as deemed appropriate.

     In February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio manufacturing facility. IDT had $783,000 accrued at December 31, 1993 for the clean up of this site. This amount is included under the caption "Net assets of discontinued operations" in the accompanying balance sheet.

     In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200,000 (of which IDT paid $175,000 and Adience paid $25,000) and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. In October 1994, IDT and Adience filed a proposed amendment to the consent order which would allow IDT and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At December 31, 1994, environmental accruals amounted to $750,000, which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. This amount is included under the caption "Net assets of discontinued operations" in the accompanying balance sheet. Since 1991, Adience and IDT have together paid $693,000 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

     Under the acquisition agreement pursuant to which IDT acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify IDT for any losses in excess of $250,000. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by IDT in this matter and has received assurance that Adience will honor such claim.
Since 1991, Adience has reimbursed IDT $643,000; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

     The following financial statements and related report and supplementary data are filed as part of this annual report.

                                                                Page in this
Financial Statements and Related Reports                        Annual Report
- ----------------------------------------                        -------------
Reports of Independent Accountants                                   31

Consolidated Balance Sheets as of
     December 31, 1994 and 1993                                      35

Consolidated Statements of Operations for the
     Post-emergence year ended December 31, 1994
     Post-emergence six months ended December 31, 1993,
     Pre-emergence six months ended June 30, 1993 and the
     Pre-emergence year ended December 31, 1992                      37

Consolidated Statements of Cash Flows for the
     Post-emergence year ended December 31, 1994
     Post-emergence six months ended December 31, 1993,
     Pre-emergence six months ended June 30, 1993 and the
     Pre-emergence year ended December 31, 1992                      38

Consolidated Statements of Shareholders' Equity (Deficit) for the
     Post-emergence year ended December 31, 1994
     Post-emergence six months ended December 31, 1993,
     Pre-emergence six months ended June 30, 1993 and the
     Pre-emergence year ended December 31, 1992                      39

Notes to Consolidated Financial Statements                           40

Supplementary Data
- ------------------

Quarterly Data and Fourth Quarter Adjustments - Unaudited            61



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Adience, Inc.:

We have audited the accompanying consolidated balance sheet of Adience, Inc. (a Delaware corporation) as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. We did not audit the financial statements of Information Display Technology, Inc., which is reflected in the accompanying financial statements as net assets of discontinued operations. The net assets of discontinued operations represent 13.3% of total assets and the loss from discontinued operations represents 15.0% of net loss prior to the write-down of this asset as discussed in Note 1. The financial statements of Information Display Technology, Inc. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Information Display Technology, Inc., is based solely on the report of the other auditors. The financial statements of Adience, Inc. for the six months ended December 31, 1993, were audited by other auditors whose report, dated March 28, 1994, except for certain items which are as of October 12, 1994, on those statements included an explanatory paragraph stating that those financial statements were prepared assuming that the Company will continue as a going concern. The financial statements of Adience, Inc. for the six months ended June 30, 1993, and year ended December 31, 1992, were audited by other auditors whose report dated March 28, 1994, expressed an unqualified opinion on those statements. The opinion of such auditors, however, does not cover the restatement of those statements for the deconsolidation of Information Display Technology, Inc. as discussed in Note 1. We have audited the adjustments described in Note 1 that were applied to restate the December 31, 1993, June 30, 1993, and December 31, 1992, financial statements for the deconsolidation of Information Display Technology, Inc. In our opinion, such adjustments are appropriate and have been properly applied.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Adience, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 79 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The 1994 schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. The previously filed related schedule of Adience, Inc. for the six months ended December 31, 1993, six months ended June 30, 1993, and year ended December 31, 1992, was audited by other auditors whose report thereon dated March 28, 1994, expressed an unqualified opinion on that schedule. The opinion of such auditors, however, does not cover the restatement of that schedule for the deconsolidation of Information Display Technology, Inc. We have audited the adjustments that were applied to restate that schedule for the periods ended December 31, 1993, June 30, 1993, and December 31, 1992, for the deconsolidation of Information Display Technology, Inc. In our opinion, such adjustments are appropriate and have been properly applied.



Pittsburgh, Pennsylvania                                Arthur Andersen LLP
March 28, 1995

               REPORT OF INDEPENDENT ACCOUNTANTS - POST-EMERGENCE
                       CONSOLIDATED FINANCIAL STATEMENTS


To the Board of Directors and Shareholders of Adience, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of cash flows, and of shareholders' equity (deficit) as of and for the 6 months ended December 31, 1993, prior to restatement (not presented separately herein), present fairly, in all material respects, the financial position, results of operations and cash flows of Adience, Inc., and its subsidiaries (Adience) as of and for the 6 months ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Adience's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Adience for any period subsequent to December 31, 1993, nor have we examined any adjustments applied to the 1993 financial statements.

As discussed in Note 1 to the consolidated financial statements, the Adience Plan of Reorganization was confirmed on May 4, 1993, and was consummated on June 30, 1993. Adience has accounted for the reorganization in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, Adience's assets and liabilities as of June 30, 1993, were restated by management, with the assistance of independent advisors, to their reorganized value, which approximated their fair value at the date of reorganization. The financial statements subsequent to emergence from Chapter 11 have been prepared using a different basis of accounting and, therefore, are not comparable to the pre-emergence consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming Adience will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Adience has experienced continuing losses from operations, has not met operating and financial plans for the 9 months ended September 30, 1994, and has significant indebtedness that raise substantial doubt about Adience's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 7, The Alpine Group, Inc., has reached agreements to acquire a majority of the outstanding common stock and a majority of the outstanding 11 percent Senior Secured Notes of Adience.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
March 28, 1994, except for
Notes 1, 6 and 7, which are
as of October 12, 1994

               REPORT OF INDEPENDENT ACCOUNTANTS - PRE-EMERGENCE
                       CONSOLIDATED FINANCIAL STATEMENTS


To the Board of Directors and Shareholders of Adience, Inc.

In our opinion, the consolidated statements of operations, of cash flows, and of shareholders' equity (deficit) for the 6 months ended June 30, 1993, and for the year ended December 31, 1992, prior to restatement (not presented separately herein), present fairly, in all material respects, the results of operations and cash flows of Adience, Inc., and its subsidiaries (Adience) for the 6 months ended June 30, 1993, and for the year ended December 31, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Adience's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not examined any adjustments applied to the 1993 and 1992 financial statements.

As discussed in Note 1 to the consolidated financial statements, the Adience Plan of Reorganization was confirmed on May 4, 1993, and was consummated on June 30, 1993. Adience has accounted for the reorganization in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, Adience's assets and liabilities as of June 30, 1993, were restated by management, with the assistance of independent advisors, to their reorganized value, which approximated their fair value at the date of reorganization.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
March 28, 1994

ADIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)
                                                                       December 31,     December 31,
                                                                           1994             1993
- --------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                           $      3,226    $         554
   Accounts receivable, less allowance
      (1994 - $835; 1993 - $1,015)                                           15,462           15,593
   Inventories                                                                9,817           15,212
   Costs and estimated earnings in excess
      of billings on uncompleted contracts                                      443              328
   Prepaid expenses, deposits and other                                       1,074            1,741
   Deferred income taxes                                                      3,508            2,918
   Net assets held for sale                                                     665              --
- --------------------------------------------------------------------------------------------------------
Total current assets                                                         34,195           36,346
- --------------------------------------------------------------------------------------------------------
Net assets of discontinued operations                                         8,030           13,982
Property, plant and equipment
   Land                                                                       2,517            2,641
   Buildings                                                                 10,458           10,265
   Machinery and equipment                                                   21,377           21,703
- --------------------------------------------------------------------------------------------------------
                                                                             34,352           34,609
   Less allowances for depreciation                                           6,619            3,530
- --------------------------------------------------------------------------------------------------------
                                                                             27,733           31,079

Other assets                                                                  3,866            4,175

Reorganization value in excess of
   amounts allocable to identifiable assets, net                              8,130            9,190
- --------------------------------------------------------------------------------------------------------
Total assets                                                           $     81,954    $      94,772
========================================================================================================

                                                                       December 31,     December 31,
                                                                           1994             1993
- --------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity (deficit)
Current liabilities:
   Revolving line of credit                                           $      12,468    $       9,185
   Current portion of long-term obligations                                     662              759
   Accounts payable                                                           9,162            8,887
   Salaries, wages and withholdings                                           1,096              770
   Payable to former shareholder                                                494              569
   Accrued expenses                                                           3,766            2,756
   Accrued interest                                                           2,515              225
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                          66              150
   Accrued workers' compensation                                              5,199            5,980
   Accrued income taxes                                                       1,578            1,569
   Deferred income taxes                                                         23               66
- --------------------------------------------------------------------------------------------------------
Total current liabilities                                                    37,029           30,916
- --------------------------------------------------------------------------------------------------------
Payable to affiliate                                                          3,683              861
Payable to former shareholder                                                 1,562            3,189
Long-term obligations                                                        46,450           46,211
Deferred income taxes                                                         4,713            4,086

Shareholders' equity (deficit):
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued and outstanding 10,100,000 shares in 1994;
      10,000,000 shares in 1993                                                 101              100
Additional paid-in capital                                                   23,974           23,900
Retained deficit                                                            (35,142)         (14,367)
Foreign currency translation                                                   (416)            (124)
- --------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                                        (11,483)           9,509
- --------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity (deficit)                  $      81,954    $      94,772
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, Except Per Share Data)

                                                                  Post-emergence                    Pre-emergence
                                                            -------------------------------------------------------------
                                                             Year Ended   Six Months Ended  Six Months Ended    Year Ended
                                                             December 31,   December 31,       June 30,        December 31,
                                                               1994           1993               1993             1992
- --------------------------------------------------------------------------------------------------------------------------
Net revenues                                                $  96,273     $   54,572        $    44,431      $     97,276
Costs and expenses:
   Cost of revenues                                            84,468         47,779             35,928            81,262
   Selling, general and administrative                         18,180          9,302             10,510            22,829
   Amortization of intangible asset                             1,053          9,011                --                 --
- --------------------------------------------------------------------------------------------------------------------------
                                                              103,701         66,092             46,438           104,091
- --------------------------------------------------------------------------------------------------------------------------
Operating loss                                                 (7,428)       (11,520)            (2,007)           (6,815)

Other income (expense):
   Interest and other income (expense)                            574            615                245               (17)
   Interest expense                                            (7,653)        (3,781)            (2,271)          (13,302)
- --------------------------------------------------------------------------------------------------------------------------
                                                               (7,079)        (3,166)            (2,026)          (13,319)
- --------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
   before reorganization items, income taxes
   and extraordinary item                                     (14,507)       (14,686)            (4,033)          (20,134)

Reorganization items:
   Professional fees                                               --           (746)              (102)             (950)
   Write-off of unamortized debt discount                          --             --               (455)               --
   Write-off of unamortized loan origination fees                  --             --             (2,065)               --
   Adjust accounts to fair value                                   --             --             23,165                --
   Other                                                           --             --                 --            (4,848)
- --------------------------------------------------------------------------------------------------------------------------
                                                                   --           (746)            20,543            (5,798)
- --------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before
   income taxes and extraordinary item                        (14,507)       (15,432)            16,510           (25,932)
Income taxes (benefit)                                            319           (808)               260            (1,031)
- --------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
   before extraordinary item                                  (14,826)       (14,624)            16,250           (24,901)
Discontinued operations:
   (Loss) income from discontinued operations (net of
      taxes (benefits) of $900, $286, $1 and $(40))            (2,610)           341                  2              (983)
   Loss on disposal of discontinued operations
      (net of taxes (benefits) of $0, $0, $0 and $(791))       (3,339)           (84)              (400)           (3,973)
- --------------------------------------------------------------------------------------------------------------------------
                                                               (5,949)           257               (398)           (4,956)
- --------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item                       (20,775)       (14,367)            15,852           (29,857)
Extraordinary item - gain on discharge of debt                     --             --             17,480                --
- --------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                           $ (20,775)    $  (14,367)         $  33,332         $ (29,857)
==========================================================================================================================
Earnings per common share:
   Loss from continuing operations                          $   (1.48)    $    (1.46)            *                *
   (Loss) income from discontinued operations                   (0.59)          0.02             *                *
   Extraordinary item                                              --             --             *                *
- --------------------------------------------------------------------------------------------------------------------------
Net loss per common share                                   $   (2.07)    $    (1.44)            *                *
==========================================================================================================================
Average common shares outstanding                              10,054         10,000             *                *

* Earnings per common share are not meaningful prior to June 30, 1993 due to the reorganization - see Note 1.

The accompanying notes are an integral part of these consolidated financial statements

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

                                                                             Post-emergence                  Pre-emergence
                                                                      -----------------------------------------------------------
                                                                       Year Ended   Six Months Ended Six Months Ended  Year Ended
                                                                       December 31,   December 31,      June 30,       December 31,
                                                                          1994            1993            1993            1992
- ---------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
Net (loss) income                                                     $  (20,775)    $   (14,367)    $    33,332     $   (29,857)
Non-cash expenses and revenues included in net (loss) income:
   Depreciation and amortization                                           6,050          11,242           1,675           5,660
   Deferred income taxes                                                      (6)         (1,078)             --          (2,040)
   Provision for doubtful accounts                                           271             360             413           1,880
   Loss (income) from discontinued operations                              2,610            (341)              2            (345)
   Loss on disposal of discontinued operations                             3,339              84             400           4,764
   Loss on sale of divisions                                                  --             220              --              --
   (Gain) loss on disposal of property, plant and equipment                  (46)           (170)             23             254
   Net assets held for sale write-down                                     1,009              --              --              --
   Inventory write-down                                                    1,788              --              --              --
Changes in operating assets and liabilities excluding effects from disposals:
   Short-term investments                                                     --             258              (4)          2,037
   Accounts receivable                                                       311           1,749          (2,099)          6,526
   Inventories                                                             3,607             451             515             376
   Costs and estimated earnings in excess
      of billings on uncompleted contracts                                  (115)          1,032            (829)          1,333
   Income tax receivable                                                      --             288           2,742            (282)
   Prepaid expenses, deposits and other                                      667             244             213             608
   Accounts payable, salaries, wages and withholdings,
      accrued expenses, workers' compensation and
      payable to former shareholder                                        1,418          (1,554)          3,299           7,090
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                      (84)           (522)            601            (575)
   Accrued income taxes                                                        9              20           1,549              --
   Payable to affiliate                                                    2,822            (947)            414           3,916
   Other                                                                    (387)             --             514          (1,074)
Operating cash flows from reorganization items:
   Write-off of unamortized debt discount and loan origination fees           --              --           2,520              --
   Adjust accounts to fair value                                              --              --         (23,165)             --
   Extraordinary gain on discharge of debt                                    --              --         (17,480)             --
   Other                                                                      --              --              --           5,798
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                           2,488          (3,031)          4,635           6,069

Cash flow from investing activities
Purchase of property, plant and equipment                                 (2,278)           (894)           (635)         (1,898)
Proceeds from sale of property, plant and equipment                           --             237              --              --
Proceeds from sale of divisions                                               --             244              --           2,406
Deferred computer costs                                                     (476)           (765)           (256)           (554)
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (2,754)         (1,178)           (891)            (46)

Cash flow from financing activities
Net borrowings (payments) on revolving line of credit                      3,283           5,087          (4,409)         (6,061)
Principal payments on long-term obligations                                 (345)           (324)           (369)           (867)
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                           2,938           4,763          (4,778)         (6,928)
- ----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       2,672             554          (1,034)           (905)
Cash and cash equivalents at beginning of period                             554               0           1,034           1,939
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $    3,226     $       554     $         0     $     1,034
==================================================================================================================================
Supplemental cash flow information:
   Cash paid for interest                                             $    4,564     $     2,977     $       585     $     2,973
   Cash paid for income taxes                                         $      327     $       211     $        14     $       831

See Note 1 for significant non-cash transactions not reflected above.

The accompanying notes are an integral part of these consolidated financial statements.

ADIENCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands of Dollars, Except Per Share Data)


                                                                                                                           Total
                                                         Additional  Retained      Foreign                             Shareholders'
                                                Common     Paid-in   Earnings      Currency       Treasury                Equity
                                                Stock      Capital   (Deficit)   Translation        Stock      ESOP      (Deficit)
- ------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1992                      $ 300    $    --    $ (3,475)       $ 584      $  (396)     $(2,151)   $  (5,138)
   Net loss                                        --         --     (29,857)          --           --           --      (29,857)
   Prepaid contribution to ESOP                    --         --         --            --           --          818          818
   Foreign currency translation adjustment         --         --         --          (500)          --           --         (500)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                      300         --     (33,332)          84         (396)      (1,333)     (34,677)
   Net loss - pre-emergence                        --         --      (7,313)          --           --           --       (7,313)
   Prepaid contribution to ESOP                    --         --         --            --           --          470          470
   Foreign currency translation adjustment         --         --         --           (44)          --           --          (44)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993 - pre-emergence          300         --     (40,645)          40         (396)        (863)     (41,564)
   Adjustments for reorganization:
      Extraordinary gain on discharge of debt      55     13,145      17,480           --           --           --       30,680
      Fresh start reporting adjustments            --     10,896      23,165           --          396          863       35,320
      Issuance of New Common Stock               (255)      (141)        --            --           --           --         (396)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993 - post-emergence         100     23,900         --            40          --           --        24,040
   Net loss                                        --         --     (14,367)          --          --           --       (14,367)
   Foreign currency translation adjustment         --         --         --          (164)         --           --          (164)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                      100     23,900     (14,367)        (124)         --           --        (9,509)
   Net loss                                        --         --     (20,775)          --          --           --       (20,775)
   Issuance of common stock                         1         74         --            --          --           --            75
   Foreign currency translation adjustment         --         --         --          (292)         --           --          (292)
- ------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                    $ 101    $23,974    $(35,142)       $(416)       $ --        $  --      $(11,483)
====================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

ADIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994

(Dollar Amounts in Thousands, Except Share Data, Unless Otherwise Noted)

1.   Basis of Presentation and Company Reorganization

On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired approximately 82% of the outstanding common stock, par value $.01 per share ("Adience Common Stock"), of Adience, Inc. ("Adience" or "Company") from certain stockholders of Adience. Together with the approximately 4.9% of such shares already owned by Alpine, Alpine increased its ownership to approximately 86.9% of the outstanding shares of Adience Common Stock.

As of December 21, 1994 Alpine and Information Display Technology, Inc. ("IDT"), a majority-owned subsidiary of Adience, entered into an Agreement and Plan of Merger, which provides for the merger of Alpine's information display group (a business segment of Alpine), comprised of Alpine/PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"), with and into two separate wholly-owned subsidiaries of IDT formed for the purpose of acquiring APV and Posterloid. Subsequent to the merger, Alpine intends to distribute a majority of its ownership in the information display group, consisting of IDT, APV and Posterloid to its stockholders. The distribution is expected to be completed in the next six months. As a result of the planned distribution, Adience's consolidated financial statements and notes thereto have been reclassified to reflect the operations of IDT as discontinued for the fiscal year ended December 31, 1994, the six months ended December 31 and June 30, 1993 and the fiscal year ended December 31, 1992. The investment in IDT has been reflected as "Net assets of discontinued operations." The results of operations for IDT are presented in the Consolidated Statements of Operations under the caption "Loss from discontinued operations" (see Note 9).

The accompanying consolidated financial statements of Adience do not reflect any adjustments related to the allocation of the Alpine purchase price to assets and liabilities based upon their estimated fair values as of the date of acquisition, except for the writedown of the investment in IDT.

Adience has experienced continued losses from continuing operations (before reorganization items) both pre- and post-emergence under Chapter 11. The continued viability of the Company is dependent upon, among other factors, the ability to generate sufficient cash from operations, financing, or other sources that will meet ongoing obligations over a sustained period. Management has formulated the outline of a strategic plan with the following objectives: streamline manufacturing operations, eliminate duplicative costs, discontinue unprofitable product lines, improve marketing efforts and develop and introduce new products. Management believes that the successful implementation of this plan will enable the Company to continue as a going concern for a reasonable period. In addition, in conjunction with the acquisition of Adience by Alpine, Alpine has committed to provide Adience up to $3 million for the twelve months ended December 31, 1995, to achieve its strategic plan. There can be no assurance however, that such activities will achieve the intended improvement in results of operations or financial position.

A Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Prepackaged Plan") was filed by Adience and the Unofficial Committee of Noteholders of Adience on February 22, 1993. The Prepackaged Plan was confirmed by the United States Bankruptcy Court for the Western District of Pennsylvania on May 4, 1993 and consummated on June 30, 1993.

The Prepackaged Plan provided for a restructuring of Adience's capital structure and allowed the holders of $66 million aggregate principal amount of Adience's 15% Senior Subordinated Reset Notes ("Old Reset Notes") to exchange them for $49 million aggregate principal amount of new 11% Senior Secured Notes ("New Secured Notes") due June 15, 2002, plus common stock representing 55% of the outstanding common stock of Adience. The Prepackaged Plan included forgiveness of accrued interest totaling approximately $8.8 million. The value of the cash and securities distributed was $17.5 million less than the allowed claims with the resultant gain recorded as an extraordinary gain.

Neither Adience Canada, a wholly-owned subsidiary, or Information Display Technology, Inc. ("IDT"), a majority-owned subsidiary of Adience, guarantee the new 11% Notes issued by Adience under the reorganization plan. The new Notes are secured by a lien on all the assets of Adience, including the stock of IDT.

Adience Canada and IDT did not file plans of reorganization.

The sum of allowed claims plus post petition liabilities exceeded the reorganization value of the assets of Adience immediately before the date of consummation. Also, the Company experienced a change in control as pre-reorganization holders of common stock received less than 50% of the new common stock issued pursuant to the Prepackaged Plan. AICPA SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), requires that under these circumstances, a new reporting entity is created and assets and liabilities should be recorded at their fair values. This accounting treatment is referred to as "fresh start reporting". The Company's basis of accounting for financial reporting purposes changed on June 30, 1993 as a result of applying SOP 90-7. Specifically, application of SOP 90-7 required the adjustment of the Company's assets and liabilities to reflect a reorganization value generally approximating the fair value of the Company as a going concern on an unleveraged basis, the elimination of its retained deficit, and adjustments to its capital structure to reflect consummation of the Prepackaged Plan. Fresh start reporting was not adopted by Adience Canada or IDT.

Adience applied SOP 90-7 in preparing its consolidated balance sheet as of June 30, 1993. The balance sheet became the opening balance sheet for Adience, Inc., as reorganized, on July 1, 1993. The consolidated statements of operations and cash flows after June 30, 1993 are not comparable to the respective financial statements prior to such date, and the consolidated results of operations for the six months ended June 30, 1993 and the six months ended December 31, 1993 have therefore not been aggregated.

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

The five-year cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the corporation, including, but not limited to, those with respect to the future course of the Company's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected; and those differences may be material. The assumptions included: a rate of sales growth of approximately 2.5% per annum in excess of the anticipated rate of inflation; an increase in selling, general and administrative expenses, after adjustment for non-recurring items, in line with the rate of sales growth; operating profit margins for each of the five years being approximately equal to one half of the average annual operating profit margins achieved during the most recent profitable period of 1988-1990; and effective tax rates of 33%.

At June 30, 1993, the adjustment to record confirmation of the plan of $23 million was allocated to assets and liabilities as follows:

Inventories                                                                   $ 1,287
Property, plant and equipment                                                  19,448
Reorganization value in excess of amounts allocable to identifiable assets     18,329
Intangible assets                                                              (3,032)
Deferred income taxes                                                          (1,108)
Additional paid-in capital                                                    (10,896)
Prepaid contribution to employee stock ownership plan                            (863)
                                                                              --------
                                                                              $23,165
                                                                              ========

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

Based on the allocation of equity value in conformity with SOP 90-7, the portion of the equity value which was not attributed to specific tangible or identifiable intangible assets of the reorganized Company of $18,329 was reported as "reorganization value in excess of amounts allocable to identifiable assets". This value was initially being amortized on a straight line basis in equal annual amounts over 9 years. On a quarterly basis, management evaluates the recoverability of the unamortized portion of the reorganization value in excess of amounts allocable to identifiable assets by comparing actual cash flows with the projected cash flows used to arrive at the reorganization value. When and if a material difference exists, management will reevaluate whether the assumptions made in the preparation of the projected cash flows are still reasonable. If management is of the opinion that new projected cash flows are required and that a permanent impairment of the remaining reorganization value has occurred, a reduction of some or all of the unamortized value is immediately recognized.

In the fourth quarter of 1993, the Company recorded a charge of $8 million to reduce the recorded reorganization value in excess of amounts allocable to identifiable assets based on management's comparison of actual cash flows post-emergence through December 31, 1993, with the projected cash flows used to arrive at the reorganization value. This comparison resulted in the preparation of new cash flow projections, which in turn led the Company to the conclusion that permanent impairment of the reorganization value had occurred and that an immediate reduction of approximately 50% of the remaining unamortized value should be recognized. This special charge increased the net loss for the six months ended December 31, 1993 by $8 million or $.80 per share. No further reduction to the reorganization value in excess of amounts allocable to identifiable assets was deemed necessary during 1994. At December 31, 1994 and 1993, accumulated amortization was approximately $10,064 and $9,011, respectively.

The effect of the plan of reorganization and the adoption of the provisions of SOP 90-7 in the Company's consolidated balance sheet as of June 30, 1993 was as follows:

ADIENCE, INC.
CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 1993
UNAUDITED


                                                       Adjustments to record
                                  ADIENCE, INC.       confirmation of the plan     ADIENCE, INC.
                             (Debtor-in-possession)             DR(CR)             Reorganized            CONSOLIDATED
                                Pre-confirmation      Debt     Exchange  Fresh        Balance     ADIENCE    ELIMIN    ADIENCE, INC.
                                 Balance Sheet       Discharge  of Stock  Start        Sheet       CANADA    DR(CR)    CONSOLIDATED
                               -----------------------------------------------------------------------------------------------------

Assets
Current Assets:
  Cash and cash equivalents     $   (2,219)                                          $ (2,219)         35   $  2,184     $      0
  Short-term investments
   (certificate of deposit)            258                                                258                                 258
  Accounts receivable, less
   allowance (1993-$1,592)          14,111                                             14,111      $2,949                  17,060
  Intercompany accounts
   receivable (payable)             (2,631)                                            (2,631)        827      1,804            0
  Inventories                       13,879                               $ 1,287 (3)   15,166         932                  16,098
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             1,101                                              1,101         259                   1,360
  Income tax receivable                  0                                                  0         223                     223
  Prepaid expenses, deposits
   and other                         1,038                                   (80)(3)      958         411          4        1,373
  Deferred income taxes               (921)                                1,359 (3)      438           0                     438
                               -----------------------------------------------------------------------------------------------------
Total current assets                24,616                                 2,566       27,182       5,636      3,992       36,810
                               -----------------------------------------------------------------------------------------------------

Net assets held for
  disposition                                                                                                 11,833       11,833
Deferred income taxes                 (222)                                              (222)          2        220            0

Investment in subsidiaries          19,118                                             19,118                (19,118)           0

Property, plant and equipment
  Land                                 823                                 1,730        2,553          55                   2,608
  Buildings                          7,120                                 2,730        9,850         629                  10,479
  Machinery and equipment            8,954                                10,082       19,036       1,931                  20,967
                               -----------------------------------------------------------------------------------------------------
                                    16,897                                14,542       31,439       2,615                  34,054
  Less allowances for
    depreciation                     4,906                                 4,906            0       1,775                   1,775
                               -----------------------------------------------------------------------------------------------------
                                    11,991                                19,448 (3)   31,439         840                  32,279

Other assets                         7,020                                (2,952)(3)    4,068         720                   4,788

Reorganization value in
  excess of amounts allocable
  to identifiable assets                 0                                18,329 (3)   18,329                              18,329
                               -----------------------------------------------------------------------------------------------------
Total assets                      $ 62,523                               $37,391      $99,914      $7,198  $  (3,073)    $104,039
                               =====================================================================================================


ADIENCE, INC.
CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 1993
UNAUDITED

                                                        Adjustments to record
                                  ADIENCE, INC.        confirmation of the plan     ADIENCE, INC.
                              (Debtor-in-possession)            DR(CR)               Reorganized          CONSOLIDATED
                                 Pre-confirmation      Debt      Exchange   Fresh      Balance    ADIENCE    ELIMIN    ADIENCE, INC.
                                   Balance Sheet     Discharge   of Stock   Start       Sheet      CANADA    DR(CR)    CONSOLIDATED
                              -----------------------------------------------------------------------------------------------------
Liabilities and shareholders'
 equity (deficit)
Liabilities not subject to
 compromise:
Current liabilities:
  Revolving lines of credit        $   1,914                                            $ 1,914    $        $(2,184)     $  4,098
  Current portion of long term
   obligations                           834                                                834                               834
  Accounts payable                     6,759                                              6,759       837                   7,596
  Salaries, wages and
   withholdings                          583                                                583        98                     681
  Payable to former
   shareholder                           553                                                553                               553
  Accrued expenses                     2,945         $    450 (1)                         2,495       370                   2,865
  Billings in excess of costs
   and estimated earnings on
   uncompleted contracts                 321                                                321       351                     672
  Accrued workers' compensation        6,076                                              6,076                             6,076
  Accrued interest                         0           (2,924)(1)                         2,924                             2,924
  Income tax payable                   1,549                                              1,549                             1,549
  Deferred income taxes                    0                                                  0        51                      51
                               ---------------------------------------------------------------------------------------------------
Total current liabilities             21,534           (2,474)                           24,008     1,707    (2,184)       27,899

Payable to former shareholder          3,291                                              3,291                             3,291
Long term obligations                  1,531                                              1,531                             1,531
Deferred income taxes                     (2)                              $ (2,467)(3)   2,465        14      (220)        2,699

Liabilities subject to compromise:
  Old Senior Subordinated
    Reset Notes                       65,975           65,975 (1)                             0                                 0
  Accrued interest                    11,758           11,758 (1)                             0                                 0
  New Senior Secured Notes                 0          (44,579)(1)                        44,579                            44,579

Shareholders' equity (deficit):
  Old common stock, $.015
    par value; authorized
    20,000,000 shares; issued
    13,400,000 shares                    300                      $ 300 (2)                   0        10        10             0
  New common stock, $.01
   par value; authorized
   20,000,000 shares; issued
   and outstanding 10,000,000
    shares                                 0              (55)(1)   (45)(2)                 100                               100
  Additional paid in capital               0          (13,145)(1)   141 (2) (10,896)(3)  23,900                            23,900
  Retained (deficit) earnings        (40,689)         (17,480)(1)           (23,165)(3)     (44)    5,467     5,423             0
  Foreign currency translation            84                                                 84                  44            40
                               ----------------------------------------------------------------------------------------------------
                                     (40,305)         (30,680)      396     (34,061)     24,040     5,477     5,477        24,040
Less:
  3,400,000 shares of common
   stock in treasury, at cost           (396)                      (396)(2)                   0                                 0
  Prepaid contribution to
   employee stock ownership
   plan (ESOP)                          (863)                                  (863)(3)       0                                 0
                               ----------------------------------------------------------------------------------------------------
Total shareholders' equity
  (deficit)                          (41,564)         (30,680)        0     (34,924)     24,040     5,477     5,477        24,040
                               ----------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity
  (deficit)                         $ 62,523         $      0     $   0    $(37,391)    $99,914    $7,198    $3,073      $104,039
                               ----------------------------------------------------------------------------------------------------


The following entries record the provisions of the Plan and the adoption of fresh start reporting:

                                                             DEBIT                  CREDIT
                                                      -------------------    --------------------

(1)  Record debt discharge:

     Accrued expenses                                          450
     Liabilities subject to compromise:
          Old Senior Subordinated Reset Notes               65,975
          Accrued interest                                  11,758
     Discount on New Senior Secured Notes                    4,500
          New Senior Secured Notes                                                   49,079
          Accrued interest                                                            2,924
          New common stock                                                               55
          Additional paid-in capital                                                 13,145
          Gain on debt discharge                                                     17,480

(2)  Record exchange of stock for stock:

     Old common stock                                          300
     Additional paid-in capital                                141
          New common stock                                                               45
          Treasury stock                                                                396

(3) Record assets and liabilities at fair value under fresh start reporting and eliminate retained deficit:

     Inventories                                             1,287
     Deferred income taxes                                   1,359
     Property, plant and equipment                          19,448
     Reorganization value in excess of
      amounts allocable to identifiable assets              18,329
          Prepaid expenses, deposits and other                                           80
          Other assets                                                                2,952
          Deferred income taxes                                                       2,467
          Retained deficit                                                           23,165
          Additional paid-in capital                                                 10,896
          Prepaid ESOP contribution                                                     863

2.   Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Adience and Adience Canada. All material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

The accounts of IDT are included in the consolidated balance sheets under the caption "Net assets of discontinued operations." The intercompany payable to IDT is separately disclosed in the accompanying balance sheets since the right of offset does not exist between the companies (see Note 1).

Cash Flow Reporting

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) or average cost method. Inventories consist primarily of raw materials of $3,197 and $4,474, work-in-process of $1,643 and $2,088 and finished goods of $4,977 and $8,650 at December 31, 1994 and 1993, respectively.

Revenue Recognition

Approximately 42% of 1994, 51% of the six months ended December 31, 1993, 34% of the six months ended June 30, 1993 and 48% of 1992 revenues were recorded on the percentage of completion method of accounting, measured on the basis of costs incurred to estimated total costs which approximates contract performance to date. Provisions for losses on uncompleted contracts are made if it is determined that a contract will ultimately result in a loss.

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

Expenditures for normal maintenance and repairs are charged to expense as incurred and amounted to $4,139 in 1994, $2,292 for the six months ended December 31, 1993, $2,010 for the six months ended June 30, 1993 and $4,174 in 1992. Depreciation expense is computed using the straight-line method based upon the estimated useful lives of the respective assets. Amortization of assets under capital leases is included in depreciation expense.

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

In 1992, Adience adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability approach in accounting for income taxes. Prior to 1992, Adience applied the provisions of SFAS No. 96. There was no cumulative effect for this change in accounting principle as of January 1, 1992. However, as of December 31, 1994 and December 31, 1993, a deferred asset was recognized and an offsetting valuation reserve has been established for carryforwards not meeting the "more likely than not" criterion under SFAS No. 109.

Financial Instruments

The fair values of financial instruments approximate their recorded values as of December 31, 1994 and 1993.

Concentrations of Credit Risk

Adience's products are sold and revenues are derived from companies in diversified industries. Credit is extended to customers based upon an evaluation of the customers' financial condition and generally collateral is not required. At December 31, 1994 and December 31, 1993, accounts receivable from customers in the steel and steel-related industries total approximately $9,054 and $9,548, respectively. Credit losses relating to customers in the steel and steel-related industries have been within management's expectations.

Reclassifications

Certain items in the December 31, 1993, June 30, 1993 and December 31, 1992 financial statements have been reclassified and restated to conform with changes in classification adopted and required in 1994.

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

3. Pro Forma Results of Operations (Unaudited)


The following consolidating pro forma statement of operations reflects the financial results of the Company as if the reorganization had been effective January 1, 1993:

ADIENCE, INC.
CONSOLIDATING PRO FORMA STATEMENT OF OPERATIONS

                                                                                        ADIENCE
                                                                                       Pro Forma                     Pro Forma
                                                                                         Income       ADIENCE      ADIENCE, INC.
                                                     ADIENCE    Pro Forma Adjustments  Statement       CANADA      CONSOLIDATED
                                                    12/31/93      Debit      Credit     12/31/93      12/31/93      12/31/93
                                                  -------------------------------------------------------------------------------
Net revenues                                      $   85,833                           $ 85,833      $  13,170      $  99,003

Costs and expenses:
  Cost of revenues                                    73,720    $   571 (1)              74,291          9,987         84,278
  Selling, general and administrative                 17,184                $  145 (1)   17,039          2,628         19,667
  Amortization of intangible asset                     9,011                              9,011                         9,011
                                                  -------------------------------------------------------------------------------
                                                      99,915        571        145      100,341         12,615        112,956
                                                  ==============================================================================
Operating (loss) profit                              (14,082)                           (14,508)           555        (13,953)

Other income (expense):
  Interest and other income                              770                                770             90            860
  Interest expense                                    (6,051)     1,297 (2)              (7,348)            (1)        (7,349)
                                                  ---------------------------------------------------------------------------------
                                                      (5,281)     1,297          0       (6,578)            89         (6,489)
                                                  ==============================================================================
(Loss) income from continuing operations
    before reorganization items and income taxes     (19,363)                           (21,086)           644        (20,442)

Reorganization items:
    Professional fees                                   (848)                  848 (3)        0                             0
    Write-off of unamortized debt discount              (455)                  455 (3)        0                             0
    Write-off of unamortized loan fees                (2,065)                2,065 (3)        0                             0
    Adjust accounts to fair value                     23,165     23,165 (3)                   0                             0
                                                  -------------------------------------------------------------------------------
                                                      19,797     23,165      3,368            0              0              0
                                                  ==============================================================================
Income (loss) from continuing operations
    before income taxes                                  434                            (21,086)           644        (20,442)

Income taxes (benefit)                                  (926)                              (926)           378           (548)
                                                  -------------------------------------------------------------------------------
 Income (loss) from continuing operations          $    1,360   $25,033    $3,513     $ (20,160)     $     266     $  (19,894)
                                                  ==============================================================================

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


4.   Contracts In Progress

The status of contract costs on uncompleted construction contracts was as follows:

                                                   Costs And Estimated    Billings In Excess
                                                    Earnings In Excess      Of Costs And
                                                       Of Billings        Estimated Earnings     Total
- ------------------------------------------------------------------------------------------------------------
December 31, 1994:
Costs and estimated earnings                             $460                     $102           $562
Billings                                                   17                      168            185
- ------------------------------------------------------------------------------------------------------------
                                                         $443                     $ 66           $377
============================================================================================================
December 31, 1993:
Costs and estimated earnings                             $352                     $138           $490
Billings                                                   24                      288            312
- ------------------------------------------------------------------------------------------------------------
                                                         $328                     $150           $178
============================================================================================================

5.  Other Assets

Included in other assets are the following:

                                                                                    December 31,       December 31,
                                                                                        1994              1993
- ------------------------------------------------------------------------------------------------------------------------
Notes receivable from former shareholder (Note 10)                                   $   --               $  669
Notes receivable from sale of discontinued operations and other (Note 9)                 --                  155
Goodwill and organization costs                                                         931                  609
Loan origination fees                                                                   624                  705
Investments                                                                             397                  376
Pension asset                                                                           823                  780
Deferred computer costs                                                                 840                  667
Cash surrender value of life insurance policies                                          15                   15
Other                                                                                   236                  199
- --------------------------------------------------------------------------------------------------------------------------
                                                                                     $3,866               $4,175
==========================================================================================================================

6.  Lines of Credit

On the consummation date of the plan of reorganization, June 30, 1993, Adience entered into a financing agreement with Congress Financial Corporation ("Congress") that had a renewal date of June 30, 1994 (the "Renewal Date"). Certain revisions were made to the terms of the agreement during 1994 and 1995, including the extension of the Renewal Date to June 30, 1996. The facility remains in effect year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary of the Renewal Date in any year. Under the revised agreement, Adience may request loan advances not to exceed the lesser of $14 million or available collateral (85% of eligible accounts receivable less than 90 days, 50% of eligible bagged inventory plus 30% of eligible raw material and finished goods inventory which does not constitute bagged inventory). The loan is collateralized by accounts receivable, inventory, fixed assets, intangible assets and Adience's shares of IDT. In addition, IDT has guaranteed the Adience line of credit and has pledged as collateral its own accounts receivable, inventory and equipment. The interest rate on the loan is 2.5% over the prime rate (effective rate of 11% at December 31, 1994). At December 31, 1994, Adience had borrowed $12,468 under the credit facility including checks in transit of $1,689.

In addition, IDT entered into a financing agreement with Congress, that expires June 30, 1995. The facility remains in effect year to year thereafter, unless terminated upon sixty days written notice by either party on the anniversary of the Renewal Date in any year. If the Congress facility is not renewed or if alternate financing is not obtained, management believes that IDT will be able to generate sufficient cash flow from operations to meet its working capital needs. Certain revisions were also made to the terms of the agreement during 1994. Under the revised agreement, IDT may request loan advances not to exceed the lesser of $5 million or available collateral (85% of eligible accounts receivable less than 90 days plus 30% of eligible raw material and finished goods inventory). The loan is collateralized by accounts receivable, inventory and fixed assets. Adience guarantees IDT's debt to Congress. The interest rate on the loan is 2.5% over the prime rate. At December 31, 1994, IDT had borrowed $800 under the credit facility. Letters of credit issued under the facility totaled $700 at December 31, 1994, which reduced the availability under the financing arrangement in a like amount.

Alpine intends to pursue a long-term financing in 1995 to refinance the Adience existing credit line, as well as for other purposes as deemed appropriate (see
Note 7).

Both Adience and IDT pay commitment fees on the unused portion of their credit facility of 0.5% per annum. Under the terms of the financing agreements, both companies are required to maintain certain financial ratios and meet other financial conditions. The agreements do not allow the companies to incur additional indebtedness, pay cash dividends, make certain investments, advances or loans and limits annual capital expenditures. As of December 31, 1994, Adience and IDT were in compliance with the covenants of their respective agreements. Adience's ability to continue to comply with such conditions is dependent upon Adience's ability to achieve specified levels of sales, profitable operations and borrowing availability. Waivers or amendments may be required in the future to ensure compliance. Inability to achieve compliance in the future could affect Adience's access to further borrowings or require it to secure additional capital by other means.

7.    Long-Term Obligations

Long-term obligations consisted of the following:

                                                             December 31,  December 31,
                                                                 1994          1993
- ----------------------------------------------------------------------------------------
New Senior Secured Notes due 2002, interest at 11%                $49,079       $49,079
Capital lease obligations                                             587           745
Notes payable with monthly installments of principal
   interest of $22 through December 1997, interest at 10%             653           836
Other (interest ranges from 10% to 13%)                               556           560
- ----------------------------------------------------------------------------------------
                                                                   50,875        51,220
Less:  current portion                                                662           759
- ----------------------------------------------------------------------------------------
                                                                   50,213        50,461
Discount on New Senior Secured Notes                                3,763         4,250
- ----------------------------------------------------------------------------------------
                                                                  $46,450       $46,211
========================================================================================

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

Adience, on a consolidated basis, has agreed to certain restrictive covenants which are customary for such financings including, among other things, limitations on additional indebtedness, limitations on asset sales and restrictions on the payment of dividends.

As part of Alpine's acquisition of Adience, Alpine entered into a debt exchange agreement, dated as of October 11, 1994, as amended (the "Debt Exchange Agreement"), with the holders of approximately 90% in principal amount of Adience's New Secured Notes, pursuant to which Alpine has the option to cause such holders to exchange their New Secured Notes, in the principal amount of $44 million plus accrued interest, for a combination of approximately $35.3 million in cash and other non-cash consideration. If the exchange does not occur prior to June 30, 1995, the Debt Exchange Agreement may be terminated by either Alpine or the New Secured Note holders. The Debt Exchange Agreement also allows Adience to defer the December 15, 1994 and June 15, 1995 interest payments due to such holders of the Adience New Secured Notes until the date the debt exchange occurs, or if such debt exchange does not occur, then all accrued interest will be due on December 15, 1995.

Alpine intends to pursue a long-term financing in 1995 to provide for the redemption at a discount of Adience's New Secured Notes.

Principal maturities of long-term obligations are as follows:

          1995........            $   662
          1996........                540
          1997........                428
          1998........                122
          1999........                 44
          Thereafter..             49,079
                                  -------
                                  $50,875
                                  =======

Property, plant and equipment at December 31, 1994 and 1993 includes equipment, automobiles and trucks under capital leases with a net book value of $1,370 and $1,497, respectively. During the year ended 1994, the six months ended December 31 and June 30 1993, and the year ended 1992 Adience incurred capital lease obligations of $265, $309, $90 and $524, respectively.


8. Operating Leases

Adience leases certain buildings, machinery, and equipment under both short- and long-term lease arrangements. Future minimum lease commitments under non-cancelable operating leases are not significant. Rental expense relating to such leases was approximately $1,900 in 1994, $1,000 for the six months ended December 31, 1993, $800 for the six months ended June 30, 1993 and $1,600 in 1992.


9. Discontinued Operations

Alpine and IDT entered into an Agreement and Plan of Merger, dated as of December 21, 1994, which provides for the merger of two of Alpine's subsidiaries, APV and Posterloid, with and into two separate wholly-owned subsidiaries of IDT formed for the purpose of acquiring APV and Posterloid (the "IDT Merger") (see Note 1). After the IDT Merger, Alpine intends to distribute to its stockholders, or otherwise dispose of a substantial portion of IDT common stock owned by Alpine.

In connection with the IDT Merger and Distribution, Adience's consolidated financial statements and notes thereto have been reclassified to reflect the operations of IDT as discontinued. In conjunction with this treatment, the Company recorded a non-cash charge of $3,339 to write-down the investment in IDT to estimated fair market value. The impact of the write-down on 1994 earnings was $0.33 per share.

Net assets of discontinued operations consist primarily of accounts receivable of $9,258 and $11,453, inventories of $3,812 and $3,438 and property, plant and equipment of $1,506 and $1,738 at December 31, 1994 and 1993, respectively. Accounts payable and accrued expenses include $5,885 and $5,204 at December 31, 1994 and 1993, respectively, related to IDT's operations.

During 1992, the Company's Geotec operation was sold for approximately $1.1 million in cash and $1.2 million in notes receivable, after concluding that Geotec's operations no longer fit Adience's long-term strategic plans. In addition, the Company's Hotwork division, which provided preheating services to refractory maintenance companies, was sold during 1992 for $1.2 million in cash. During the six months ended December 31, 1993 and June 30, 1993, adjustments to the previously reported loss were made on these sales of approximately $84 and $400 , respectively, which has been reflected as an additional loss on the disposal of discontinued operations in the consolidated statements of operations.

In November 1991, Adience sold its wholly owned subsidiary, Energy Technology, Inc. (Entec), for approximately $6.5 million. In addition, during 1991, Adience sold certain assets and all of the businesses of its Texas operations (Texops), Chemsteel, Inc., and Ward Duct Connectors, Inc. During 1992, an adjustment to the previously reported gain was made on these sales of approximately $1.1 million, which has been reflected as an additional loss on disposal of discontinued operations in the consolidated statements of operations.

The operating results of the discontinued operations are shown separately in the accompanying consolidated statements of operations. Net revenues of discontinued operations were $32,365, $24,307, $23,740 and $61,499 for the year ended December 31, 1994, the six months ended December 31, and June 30, 1993 and the year ended December 31, 1992, respectively.


10. Related Party Transactions

In connection with the plan of reorganization, Adience entered into a new multi-year agreement signed in 1994, to be effective as of October 1, 1992, with the former principal shareholder, Chairman of the Board and Chief Executive Officer and a severance compensation agreement with his son for a period of seven and five years, respectively. The present value of these payments has been reflected in "Reorganization items-other" and total approximately $4.8 million for the year ended December 31, 1992.

Note receivable from the former principal shareholder of Adience (current portion included in "Prepaid expenses, deposits and other"; 1993--$515; long-term portion included in "Other assets"; 1993--$669) has been netted against amounts payable to the former principal shareholder in the accompanying December 31, 1994 consolidated balance sheet.

Steib & Company, a New York general partnership, was granted options to purchase 1,275,000 shares of Company common stock as partial compensation for services to be performed under an advisory agreement with the Company. Steven S. Elbaum, a member of the Company's Board of Directors, is a general partner of Steib & Company. Total amounts paid during 1994 related to the advisory agreement amounted to $188.

In connection with Alpine's acquisition of substantially all of Adience's common stock, Alpine purchased 5.8% of Adience's common stock from Steib & Company ("Steib"). Alpine reimbursed Steib & Company for costs incurred by Steib in connection with Steib's investment in the Adience common stock. In connection with these transactions, a three year advisory agreement between Adience and Steib was canceled, as was Steib's option to purchase 1,275,000 shares of Adience common stock.


11. Research and Development Expense

Adience incurred research and development expense of $1,102, $541, $541 and $1,191 for the year ended December 31, 1994, the six months ended December 31 and June 30, 1993 and year ended December 31, 1992, respectively.

12.    Income Taxes

(Loss) income from continuing operations before income taxes, and extraordinary item consisted of:


                                               Post-emergence                                       Pre-emergence
- ------------------------------------------------------------------------------------------------------------------------------------
                                Year ended              Six months ended                 Six months ended             Year ended
                             December 31, 1994         December 31, 1993                   June 30, 1993           December 31, 1992
- ------------------------------------------------------------------------------------------------------------------------------------

Domestic                         $(15,191)                      $(15,430)                      $15,864                 $(26,531)

Canadian                              684                             (2)                          646                      599
- ------------------------------------------------------------------------------------------------------------------------------------
                                 $(14,507)                      $(15,432)                      $16,510                 $(25,932)
====================================================================================================================================

Federal, foreign, and state income taxes (benefits) from continuing operations consisted of the following:

                                               Post-emergence                                       Pre-emergence
- ------------------------------------------------------------------------------------------------------------------------------------
                                Year ended              Six months ended                 Six months ended             Year ended
                             December 31, 1994         December 31, 1993                   June 30, 1993           December 31, 1992
- ------------------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                       $ (4,297)                    $     --                        $    --                  $ (3,105)
   Foreign                            345)                         113                            261                       338
   State                               --                          149                             --                       200
- ------------------------------------------------------------------------------------------------------------------------------------
Total current                      (3,952)                         262                            261                    (2,567)
- ------------------------------------------------------------------------------------------------------------------------------------


Deferred:
   Federal                           (668)                       (627)                          4,215                    (5,924)
   Foreign                            (26)                         38                              --                        23
   State                               --                        (125)                            504                      (902)
   Reorganization valuation
      adjustment                       --                          --                          (1,108)                       --
   Change in valuation
      allowance                     4,965                        (356)                         (3,612)                    8,339
- ------------------------------------------------------------------------------------------------------------------------------------
Total deferred                      4,271                      (1,070)                             (1)                    1,536
- ------------------------------------------------------------------------------------------------------------------------------------

Total income tax
   provision
   (benefit)                     $    319                    $   (808)                        $   260                 $ (1,031)
====================================================================================================================================


The effective income tax rate from continuing operations varied from the statutory federal income tax (benefit) rate as follows:

                                                                              Post-emergence                Pre-emergence
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                         Six
                                                                                        months      Six months
                                                                          Year ended     ended         ended         Year ended
                                                                         December 31,  December 31,   June 30,      December 31.
                                                                             1994         1993          1993            1992
- ---------------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                            (35.0)%     (35.0)%           35.0 %          (34.0)%
Increases (decreases):
   State income taxes,
      net federal tax benefit                                                   --          --              1.5             (3.6)
   Effect on Canadian income taxes                                             2.2         1.0              0.1              0.6
   Change in valuation allowance                                              31.2        (1.3)           (11.2)            33.1
   Amortization of
      reorganization value                                                     2.5        21.4               --               --
   Other reorganization adjustments                                             --         9.9             (4.4)              --
   Provision recorded to
      reorganization value                                                      --          --             (3.3)              --
   Asset write-up for books                                                     --          --             (3.1)              --
   Non taxable debt discharge                                                   --          --            (17.7)              --
   Reduction in NOL carryforward                                                --          --              3.1               --
   Other items                                                                 1.3        (1.2)             1.6             (0.1)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                               2.2        (5.2)             1.6             (4.0)
===================================================================================================================================

Deferred tax liabilities (assets) are comprised of the following at December 31, 1994 and December 31, 1993:

                                                                                     1994             1993
- ----------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                     $  6,263         $  7,245
Pension accrual                                                                        287              287
Accounting method change from LIFO                                                     309              618
- ----------------------------------------------------------------------------------------------------------------
   Gross deferred tax liabilities                                                    6,859            8,150
- ----------------------------------------------------------------------------------------------------------------
Inventory reserves                                                                    (853)            (225)
Accrued commissions and labor costs                                                 (2,829)          (4,041)
Bad debt reserve                                                                      (352)            (428)
State income & sales/use tax liability                                                 (24)             (25)
Environmental liability                                                               (707)            (620)
IRS interest accrual                                                                  (400)            (400)
Inventory Section 263A costs                                                          (214)            (214)
NOL carryforwards                                                                   (9,604)          (5,274)
Foreign tax credits                                                                   (510)            (543)
Minimum tax credits                                                                   (402)            (402)
Other                                                                                 (101)            (144)
- ----------------------------------------------------------------------------------------------------------------
   Gross deferred tax assets                                                       (15,996)         (12,316)
Valuation allowance                                                                 10,365            5,400
- ----------------------------------------------------------------------------------------------------------------
   Net deferred tax liability                                                     $  1,228         $  1,234
================================================================================================================

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

As of December 31, 1994, Adience has a net operating loss carryforward for domestic federal income tax purposes of approximately $24,000 which will expire in 2007, 2008 and 2009. Minimum tax and foreign tax credits of $912 are also available to offset federal income tax liabilities to the extent that regular tax exceeds tentative minimum tax in subsequent years. Upon consummation of the plan of reorganization, Adience had an ownership change, as defined by Section 382 of the Internal Revenue Code, which may limit Adience's ability to utilize the pre-ownership change portion of its net operating loss and/or credit. In addition under the provisions of SOP 90-7, subsequent utilization of net operating loss carryforwards will be reflected as an adjustment to reorganization value in excess of amounts allocable to identifiable assets or paid-in capital. An examination of Adience's consolidated U.S. income tax returns for 1988 through 1990 is currently underway. Any resulting adjustments for those years will impact Adience's net operating loss carryforwards.


13. Employee Benefits

Employee Stock Ownership Plan

During 1989, Adience established an Employee Stock Ownership Plan (ESOP) for most salaried and certain hourly U.S. employees who meet minimum age and service requirements. To fund the ESOP, Adience borrowed $2.5 million repayable over five years in equal quarterly payments plus interest. Proceeds of this borrowing were loaned to the ESOP on the same terms and used by the ESOP, along with cash contributions from Adience, to purchase 646,875 shares of Adience's common stock from its principal shareholder during 1990 and 1989. In connection with the Reorganization, the ESOP shares were reduced by 55% to 291,093 shares. Effective June 30, 1993 all shares held by the ESOP were allocated to the ESOP participants' accounts. On July 1, 1993, the Company suspended any future recognition of expense related to the ESOP. Accordingly, the Company has no intention at this time to issue more shares of its common stock to the ESOP. Contributions to the ESOP charged to expense for the six months ended June 30, 1993 and the year ended 1992 amounted to $355 and $625, respectively.

Other Employee Benefit Plans

During 1992, Adience initiated a 401(k) Savings Plan. This plan covers substantially all non-bargaining employees, including those employed by IDT, who meet minimum age and service requirements. The Company matches employee contributions of up to 8 percent of compensation at a rate of 25 percent. In addition, effective January 1, 1994, the Company declared a discretionary contribution equal to 3 percent of employees' salaries. Amounts charged against income totaled $415 for the year ended December 31, 1994, $58 for the six months ended December 31, 1993, $63 for the six months ended June 30, 1993 and $93 for the year ended December 31, 1992.

Adience and subsidiaries maintain various defined benefit pension plans covering substantially all hourly employees. The plans provide pension benefits based on the employee's years of service or the average salary for a specific number of years of service. Adience's funding policy is to make annual contributions to the extent deductible for federal income tax purposes.

Plan assets and projected benefit obligations for service to date for Adience's defined benefit pension plans aggregated approximately $6,811 and $5,900, respectively, at December 31, 1994. The comparable amounts at December 31, 1993 were $6,786 (assets) and $5,785 (obligations). The components of net periodic pension cost for the year ended December 31, 1994, the six months ended December 31 and June 30, 1993 and the year ended December 31, 1992 are not material to the consolidated financial statements. Plan assets are invested in cash, short-term investments, equities, and fixed income instruments. The actuarial present value of the projected benefit obligation at December 31, 1994 and 1993 was determined using a weighted average discount rate of 7.5%. The expected long-term rate of return on plan assets was 7.5% at December 31, 1994 and 1993.

Certain union employees of Adience and subsidiaries are covered by multi-employer defined benefit retirement plans. Expense relating to these plans amounted to $1,138, $619, $474 and $782 for the year ended December 31, 1994, the six months ended December 31, 1993 and June 30, 1993 and the year ended December 31, 1992, respectively.

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


Note 14 - Stock Plans

On May 24, 1994, the Board of Directors of Adience adopted the 1994 Stock Option Plan ("Stock Option Plan") and 1994 Directors Stock Grant Plan ("Stock Grant Plan"). Under the Stock Option Plan, 1,250,000 shares have been reserved for issuance upon the exercise of stock options, which may be granted to employees by the Compensation Committee of the Company's Board of Directors. Under the Stock Option Plan, options generally become exercisable six months following the date of grant or over a period determined by the Board of Directors and expire ten years from the date of grant. The Stock Option Plan provides for the option price to be paid in cash, shares of Adience's common stock owned by the option holder, or a combination of such shares and cash. As of December 31, 1994, 225,000 options have been granted under the Stock Option Plan. Each option granted entitles the holder to acquire one share of Adience common stock at an exercise price not to be less that the fair market value of the underlying shares on the date of grant. There is currently no public market for the common stock.

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

The aggregate fair market value of the shares granted under the Stock Grant Plan is considered unearned compensation at the time of grant and compensation is earned ratably over the year. The Company recognized $75 in expense for the year ended December 31, 1994.


15. Commitments and Contingencies

At December 31, 1994, Adience had $200 in irrevocable standby letters of credit outstanding, not reflected in the accompanying consolidated financial statements, as guarantees in force for various insurance policies, performance and bid bonds. These instruments are usually for a period of one year or the duration of the contract. The letters of credit reduce Adience's availability under the Congress credit facility.

In February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio manufacturing facility. IDT had $783 accrued at December 31, 1993 for the clean up of this site. This amount is included under the caption "Net assets of discontinued operations" in the accompanying balance sheet.

In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty of $200 (of which IDT paid $175 and Adience paid $25) and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. In October 1994, IDT and Adience filed a proposed amendment to the consent order which would allow IDT and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At December 31, 1994, environmental accruals amounted to $750, which represents management's reasonable estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. This amount is included under the caption "Net assets of discontinued operations" in the accompanying balance sheet. Since 1991, Adience and IDT have together paid $693 (excluding the civil penalty) for the environmental clean-up related to the Alliance facility. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

Under the acquisition agreement pursuant to which IDT acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material has been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify IDT for any losses in excess of $250. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by IDT in this matter and has received assurance that Adience will honor such claim. Since 1991, Adience has reimbursed IDT $643; if Adience is financially unable to honor its remaining obligation, such costs would be borne by IDT.

Adience is also engaged in various other legal actions arising in the ordinary course of business. Management believes, after discussions with internal and external counsel, that the ultimate outcome of the proceedings will not have a material adverse effect on Adience's consolidated financial position.

Note 16 - Quarterly Data and Fourth Quarter Adjustments (Unaudited)

The following table sets forth selected highlights for each of the fiscal quarters during the year ended December 31, 1994 and the six months ended June 30 and December 31, 1993:


                                                      Post-emergence
                                   --------------------------------------------------
Quarter ended 1994                   March 31    June 30    September 30  December 31
- -------------------------------------------------------------------------------------
Net revenues                         $22,126    $23,287       $27,796     $ 23,064
Cost of revenues                      19,255     19,523        22,777       22,913
Operating (loss) profit               (1,867)    (1,186)          647       (5,022)
Loss before extraordinary item        (3,885)    (2,795)       (1,225)     (12,870)
Net loss                              (3,885)    (2,795)       (1,225)     (12,870)
Net loss per common share            $ (0.39)   $ (0.28)      $ (0.12)    $  (1.28)
Average common shares outstanding     10,000     10,019        10,100       10,100

                                         Pre-emergence           Post-emergence
                                   --------------------------------------------------
Quarter ended 1993                   March 31    June 30    September 30  December 31
- -------------------------------------------------------------------------------------
Net revenues                         $21,881    $22,550       $25,327     $ 29,245
Cost of revenues                      17,323     18,605        21,562       26,217
Operating loss                           (84)    (1,923)         (959)     (10,561)
(Loss) income before
   extraordinary item                 (1,930)    17,782        (2,265)     (12,102)
Net (loss) income                     (1,930)    35,262        (2,265)     (12,102)
Loss per common share
   before extraordinary item             *          *         $ (0.23)    $  (1.21)
Net loss per common share                *          *         $ (0.23)    $  (1.21)
Average common shares outstanding        *          *          10,000       10,000

Fourth quarter results for 1994 include a non-cash charge of $2.8 million related to asset write-downs at Adience. Certain assets of Adience were evaluated for disposition, and the net book value of these assets was adjusted to estimated fair market value. The impact of these asset write-downs on fourth quarter results was $0.28 per common share. These write-downs resulted from the Company's business improvement program which includes selling non strategic assets and reassessing the net realizable value of certain inventory product lines in light of the current economic environment and the related impact on estimated revenue levels for those product lines.

Additionally, fourth quarter results were reduced by a non-cash charge of $3.3 million to write-down the investment in IDT to estimated fair market value. The impact of the write-down on the net loss per common share was $0.33. See Note 9 to Consolidated Financial Statements for further detail.

Losses from discontinued operations totaled $2.7 million for the fourth quarter ending December 31, 1994 or $0.27 per common share.

Net loss per common share for the fourth quarter of 1993 included a special charge of $8 million for write-down of the Company's reorganization value in excess of amounts allocable to identifiable assets and a $314 loss on the sale of two divisions. Excluding these adjustments, net loss per common share for the fourth quarter was $(0.38).

* Earnings per common share are not meaningful prior to June 30, 1993 due to the reorganization - see Note 1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

  Applicable information has been previously reported in Adience's Current Report on Form 8-K, dated February 6, 1995.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

  The executive officers and directors of Adience, their positions with Adience, business history and certain other information are set forth below.

  The principal occupations for the past five years (and, in some instances, for prior years) of each of the executive officers and directors of Adience are as follows:

  Stephen M. Johnson, age 46, has been President and Chief Operating Officer of Adience since April, 1994. He was President and Chief Executive Officer of Climax Metals Company, a specialty minerals, mining and chemical company and a subsidiary of Amax, Inc. from 1987 through December 1993. From January 1994 to April 1994, Mr. Johnson was an independent consultant.

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

  Charles C. Torie, age 43, has been Vice President, Corporate Counsel and Secretary of Adience since July, 1990. He was also Vice President, Corporate Counsel and Secretary of IDT from July, 1990 through December 1994. Prior to then, and for more than the past five years, Mr. Torie was Vice President and Corporate Counsel of Federated Investors, Inc., a mutual fund management company.

  Steven S. Elbaum, age 46, has been a director of Adience since April, 1994. He has been Chief Executive Officer of The Alpine Group, Inc., a diversified holding company whose common stock is listed on the American Stock Exchange, since 1984. He is also a director of Brandon Systems, Inc., a computer services company, and American Drug Company, a marketer of over-the-counter drugs and generic pharmaceuticals.

  Gene E. Lewis, age 66, has been a director of Adience since April, 1994. For more than the past five years, he has been a consultant to and a member of the Board of Directors of several health care and venture capital companies. From 1985 to 1989, he served as President and Chief Operating Officer of Baker Instrument Corporation. From 1977 to 1985, he served as President of various divisions and President and Chief Operating Officer of American Optical Corporation.

Item 11.  Executive Compensation
- --------------------------------

  The following table summarizes, for the fiscal years ended December 31, 1994, 1993 and 1992, all compensation paid to those persons who at December 31, 1994 were Adience's Chief Executive Officer (the "CEO") and the only three executive officers other than the Chief Executive Officer whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1994 (together with the CEO, the "Named Executive Officers").

                           Summary Compensation Table

                                                  Annual Compensation
                                         ---------------------------------------
Name and                     Fiscal                              Other Annual
Principal Position            Year       Salary    Bonus/(4)/  Compensation/(5)/
- --------------------------------------------------------------------------------

Stephen M. Johnson/(1)/       1994     $152,590        -              -
   President and Chief        1993           --        -              -
   Operating Officer          1992           --        -              -

Fletcher L. Byrom/(2)/        1994      139,413        -              -
   Chairman and Chief         1993      267,459        -              -
   Executive Officer          1992           --        -              -

Willard M. Bellows            1994      162,000        -              -
   President Findlay          1993      156,000        -              -
   Refractories Division      1992      150,000        -              -

Stephen M. Grimshaw/(3)/      1994      147,000        -              -
   Vice President-Finance,    1993      141,000        -              -
   Chief Financial Officer    1992      135,000        -              -
   and Treasurer

Charles C. Torie              1994      147,000        -              -
   Vice President,            1993      141,000        -              -
   Corporate Counsel          1992      135,000        -              -
   and Secretary
- --------------------------------------------------------------------------------



/(1)/ Mr. Johnson joined the Company on April 21, 1994.

/(2)/ Mr. Byrom joined the Company in February 1993 and had been compensated at the rate of $150.00 per hour. Mr. Byrom left the Company in December 1994.

/(3)/ Mr. Grimshaw resigned as Vice President-Finance and Chief Financial
      Officer of Adience on March 3, 1995.

/(4)/ Adience did not award bonuses to its officers for any of the last three fiscal years.

/(5)/ The value of the benefits under this column did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

Stock Plans

  On May 24, 1994, the Board of Directors of Adience adopted the 1994 Stock Option Plan ("Stock Option Plan") and 1994 Directors Stock Grant Plan ("Stock Grant Plan"). Under the Stock Option Plan, 1,250,000 shares have been reserved for issuance upon the exercise of stock options, which may be granted to employees by the Compensation Committee of Adience's Board of Directors. Under the Stock Option Plan, options generally become exercisable six months following the date of grant or over a period determined by the Board of Directors and expire ten years from the date of grant. The Stock Option Plan provides for the option price to be paid in cash, shares of Adience's common stock owned by the option holder, or a combination of such shares and cash. As of December 31, 1994, 225,000 options have been granted under the Stock Option Plan. Each option granted entitles the holder to acquire one share of Adience common stock at an exercise price not to be less than the fair market value of the underlying shares on the date of grant. There is currently no public market for the common stock.

  Compensation resulting from stock options is initially measured at the grant date based on the market value of the common stock, with adjustments to be made quarterly for market price fluctuations. The Company recognized no Stock Option Plan compensation expense for the nine months ended December 31, 1994.

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

  The aggregate fair market value of the shares granted under the Stock Grant Plan is considered unearned compensation at the time of grant and compensation is earned ratably over the year. The Company recognized $74,000 in expense for the year ended December 31, 1994.

  Additionally, Steib & Company, a New York general partnership, was granted options to purchase 1,275,000 shares of Company common stock at an exercise price of $1.25 per share as partial compensation for services to be performed under an advisory agreement with the Company. Steven S. Elbaum, a member of the Company's Board of Directors, is general partner of Steib & Company. In connection with Alpine's acquisition of substantially all of Adience's common stock, Alpine purchased 5.8% of Adience's common stock from Steib & Company. Alpine reimbursed Steib & Company for costs incurred by Steib & Company in connection with Steib's investment in the Adience common stock. In connection with these transactions, Steib agreed to terminate a three year advisory agreement with Adience and its option to purchase 1,275,000 shares of Adience common stock was surrendered.


Employment Agreements and Change in Control Arrangements

  Effective as of April 21, 1994, the Company entered into a two-year employment agreement with Stephen M. Johnson to serve as the Company's President and Chief Operating Officer. Pursuant to the employment agreement, Mr. Johnson will receive an annual base salary of $220,000, plus a performance bonus based on the ratio between the Company's "net operating cash flow," which is defined as the operating profit of the Company, plus depreciation and amortization less capital expenditures, plus or minus working capital changes, exclusive of any non-recurring gains or losses, modifications or adjustments to balance sheet reserves or accruals or consolidation and severance payments, and the level for which interest on the Company's total indebtedness is actually paid or accrued. As additional compensation under the employment agreement, the Company granted Mr. Johnson stock options under the Company's 1994 Stock Option Plan to purchase 225,000 shares of the Company's Common Stock at an exercise price of $1.25 (the fair market value on the date of grant as determined by the Compensation Committee), which options become exercisable with respect to one-third of the shares on each of April 21, 1995, 1996, and 1997, subject to Mr. Johnson's continued employment by the Company on such dates. Mr. Johnson's employment agreement also provides that he will generally receive one year's base salary, and a pro rata share of his performance bonus to which he would have been entitled, if his employment is terminated without "cause" (as defined therein). Mr. Johnson is also entitled to receive three times his annual base salary if his responsibilities are materially changed or he is required to relocate his primary residence following a "Change in Control" and he resigns thereafter. A Change in Control is defined in his employment agreement to include generally any transaction resulting in the Company's current directors no longer constituting at least two-thirds of the total directors following such transaction.

  As part of the Company's reorganization in 1993, the Company entered into a new multi-year agreement, effective as of October 1, 1992, with Herbert T. Kerr, a former Chairman of the Board, Chief Executive Officer and majority shareholder of the Company (the "Kerr Agreement"), in substitution for Mr. Kerr's then existing employment agreements with the Company and IDT. The Kerr Agreement provides for annual compensation of $750,000, plus certain other items of non-cash compensation, and for certain rights upon termination. Offset against these payments made by the Company to Mr. Kerr are scheduled repayments of principal and interest to be made by Mr. Kerr to the Company on certain loans aggregating $880,000 previously made by the Company to Mr. Kerr.

  In February 1992, the Company entered into five-year employment agreements with each of Willard M. Bellows, Stephen M. Grimshaw and Charles C. Torie. In March 1995, Mr. Grimshaw resigned his position with Adience and he and Adience are currently in dispute over whether he is entitled to any severance payments. Except for salary and position, the agreements are substantially identical. Under the terms of the agreements a "change in control" occurred at the time the Company's plan of reorganization was consummated in June 1993. As a result, the following provisions of these arrangements became effective. Each executive is entitled to receive (i) continued salary and benefits for a 24-month period following termination in the event the Company terminates the employment of the executive for failure in any respect to adequately perform his duties (unless the agreement is terminated on account of the executive's dishonesty, indictment for certain crimes, drunkenness or drug addiction or intentional disregard of the provisions of his employment agreement or the express directions of the Board of Directors), or (ii) a lump sum amount equal to the present value equivalent of five times the executive's current annual salary upon termination of employment caused by the material relocation of the Company's principal offices or a material change in the executive's responsibilities.


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

  As of December 31, 1994, there were 289,171 shares of Common Stock allocated to participants, including the following amounts allocated to each of the following Named Executive Officers: Mr. Bellows: 3,317 shares; and Mr. Torie:
1,902 shares. The foregoing share ownership has not been included in the table appearing in "Principal Stockholders and Ownership of Management" because all such shares are held in the ESOP and none of the executives have the right to vote or dispose of such shares at this time.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

  The following table sets forth, as of March 24, 1995, the name, address, number and percentage of outstanding shares of Common Stock owned by (i) each person known by the company to own beneficially more than 5% of the Common Stock, (ii) each director who is a stockholder, (iii) each of the Named Executive Officers who is a stockholder , and (iv) all executive officers and directors as a group. Under the rules adopted by the Securities and Exchange Commission, a person is deemed to be the beneficial owner of securities with respect to which he, directly or indirectly, has or shares voting power or investment power.



Name and Address of                                 Percentage of
Beneficial Owner           Number of Shares/(1)/  Class Outstanding
- --------------------------------------------------------------------
The Alpine Group, Inc.           8,690,000               86.9%
1790 Broadway
New York, NY  10019

All executive officers                   0                  0
and directors as a group
- --------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

          Effective as of April 21, 1994, the Company entered into an advisory agreement (the "Advisory Agreement") with Steib & Company ("Steib"), a New
York general partnership in which Steven S. Elbaum, a director of the Company, is a general partner. Pursuant to the Advisory Agreement, Steib provided business, financial and strategic advice and planning, and, where necessary, personnel to implement the same, in connection with, among other things, mergers and acquisitions, dispositions, financings and refinancings. The Company paid Steib a fixed monthly fee of $20,000 in consideration for such services. The nature and type of services performed by Steib under the Advisory Agreement were subject to the approval and supervision of the Board of Directors, the Chairman of the Board and the President of the Company. In addition to the fixed monthly fee, the Company granted to Steib stock options to purchase an aggregate of 1,275,000 shares of the Company's Common Stock at an exercise price of $1.25 per share, which options vest and must be exercised annually in equal amounts over a three- year period beginning on April 21, 1995. The Advisory Agreement was terminated in February 1995 and the options to purchase 1,275,000 shares were surrendered by Steib. See "Executive Compensation - Stock Plans."

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

          From time to time Adience has been indebted to IDT in varying principal amounts evidenced by a revolving unsecured note. The largest aggregate amounts of indebtedness outstanding during the year ended December 31, 1994 was $3.4 million and as of February 28, 1995 the amount of indebtedness outstanding was approximately $2.9 million. The indebtedness bears interest at an annual rate equal to 2-1/2% in excess of the prime commercial interest rate (currently 9%) from time to time publicly announced by Philadelphia National Bank, incorporated as CoreStates Bank N.A., Philadelphia, Pennsylvania.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

          The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1)  Financial Statements:
        --------------------

          The consolidated financial statements of the Company and its subsidiaries, including a list of such financial statements, are contained in
Item 8 of this annual report, and the index thereto is hereby incorporated by reference.

(a)(2) Financial Statement Schedules:
       -----------------------------

                                                    Page in this
Schedules and Related Report                        Annual Report
- ----------------------------                        -------------

Schedule II - Valuation and Qualifying Accounts           79


     All other Financial Statement Schedules are omitted either because they are not applicable or are not material, or the information required therein is contained in the consolidated financial statements or notes thereto set forth in
Item 8 hereto.

(a)(3)    Exhibits:
          --------

Exhibit No.                Description
- -----------                -----------

  2.1 Plan of Reorganization, as Further Modified, dated May 4, 1993 filed as Exhibit 2.1 to Registration Statement on Form S-1 No. 33-72024 (the Registration Statement) and incorporated herein by reference.

  2.2        Amended and Restated Stock Purchase Agreement, dated as of
             October 11, 1994, between The Alpine Group, Inc. and certain stockholders of Adience, Inc. as listed therein, as amended, filed as Exhibit 2.1 to the Current Report on Form 8-K, dated December 21, 1994, of Adience, Inc. and incorporated herein by reference.

  3.1        Restated Certificate of Incorporation of Adience, Inc. filed as
             Exhibit 3.1 to the Registration Statement and incorporated herein by reference.

  3.2 By-laws of Adience, Inc., filed as Exhibit 3.2 to the Registration Statement incorporated herein by reference.

  4.1 Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement incorporated herein by reference.

  4.2 Indenture, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.2 to the Registration Statement incorporated by reference.

  4.3 Specimen Form of Senior Secured Note, filed as Exhibit 4.3 to the Registration Statement incorporated herein by reference.

 10.1        Accounts Financing Agreement [Security Agreement], dated
             June 30, 1993, between Congress Financial Corporation and Adience, Inc. filed as Exhibit 10.1 to the Registration Statement incorporated herein by reference.

 10.2 Covenant Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.2 to the Registration Statement incorporated herein by reference.

 10.3 Restatement and Acknowledgment, dated June 30, 1993, among Adience, Inc., Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.3 to the Registration Statement incorporated herein by reference.

 10.4 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as
             Exhibit 10.4 to the Registration Statement incorporated herein by reference.

 10.5 Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1003, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit
             10.5 to the Registration Statement incorporated herein by reference.

 10.6 Amendment to Trademark Collateral Assignment and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.6 to the Registration Statement incorporated herein by reference.

 10.7 Amendment to Patent Collateral Assignment and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.7 to the Registration Statement incorporated herein by reference.

 10.8 Pledge and Security Agreement, dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit
             10.8 to the Registration Statement incorporated herein by reference.

 10.9 Guarantee and Waiver, dated June 30, 1993, by Information Display Technology, Inc. to Congress Financial Corporation, filed as
             Exhibit 10.9 to the Registration Statement incorporated by reference.

 10.10       Accounts Financing Agreement [Security Agreement], dated
             June 30, 1993, between Congress Financial Corporation and Information Display Technology, Inc., filed as Exhibit 10.9 to the Registration Statement incorporated herein by reference.

 10.11 Covenant Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as
             Exhibit 10.11 to the Registration Statement incorporated herein by reference.

 10.12 Restatement and Acknowledgment, dated June 30, 1993, among Information Display Technology, Inc., Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.12 to the Registration Statement incorporated herein by reference.

 10.13 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.13 to the Registration Statement incorporated herein by reference.

 10.14 Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.14 to the Registration Statement incorporated herein by reference.

 10.15 Amendment to Trademark Collateral Assignment and Security Agreement, dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as
             Exhibit 10.15 to the Registration Statement incorporated herein by reference.

 10.16 Guarantee and Waiver, dated June 30, 1993, by Adience, Inc. to Congress Financial Corporation, filed as Exhibit 10.16 to the Registration Statement incorporated herein by reference.

 10.17 Amendment to Open-End Mortgage and Security Agreement, dated as of June 30, 1993, between Congress Financial Corporation and Adience, Inc., filed as Exhibit 10.17 to the Registration Statement incorporated herein by reference.

 10.18 Security Agreement, dated June 30, 1993, between Congress Financial Corporation and Adience Canada, Inc., filed as Exhibit
             10.18 to the Registration Statement incorporated herein by reference.

 10.19 Guarantee, dated June 30, 1993, by Adience Canada, Inc. to Congress Financial Corporation, filed as Exhibit 10.19 to the Registration Statement incorporated herein by reference.

 10.20 Security Agreement, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as
             Exhibit 10.20 to the Registration Statement incorporated herein by reference.

 10.21       Trademark Collateral Assignment and Security Agreement, dated
             June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.21 to the Registration Statement incorporated herein by reference.

 10.22       Patent Collateral Assignment and Security Agreement, dated
             June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.22 to the Registration Statement incorporated herein by reference.

 10.23 Pledge and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.23 to the Registration Statement incorporated herein by reference.

 10.24 Employment Agreement, dated as of February 25, 1992, between Willard M. Bellows and Adience, Inc., filed as Exhibit 10.24 to the Registration Statement incorporated herein by reference.

 10.25 Employment Agreement, dated as of February 25, 1992, between Stephen M. Grimshaw and Adience, Inc., filed as Exhibit 10.25 to the Registration Statement incorporated herein by reference.

 10.26 Employment Agreement, dated as of February 25, 1992, between Charles C. Torie and Adience, Inc., filed as Exhibit 10.26 to the Registration Statement incorporated herein by reference.

 10.27 Profit Sharing Plan of Adience, Inc., filed as Exhibit 10.27 to the Registration Statement incorporated herein by reference.

 10.28       Employees Stock Ownership Plan of Adience, Inc., filed as Exhibit
             10.28 to the Registration Statement incorporated herein by reference.

 28.1 Part I of the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 of Information Display Technology, Inc.

   The Company agrees to furnish to the Commission upon request copies of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which are not filed as a part of this annual report.

(b)    Reports on Form 8-K:
       -------------------

 (1) Report on Form 8-K dated December 21, 1994 disclosing the acquisition of shares of common stock of Adience, Inc. by The Alpine Group, Inc.

 (2) Report on Form 8-K dated February 6, 1995 disclosing a change in Adience, Inc.'s Certifying Accountant.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of he Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ADIENCE, INC.



                                 By:  /s/  Stephen M. Johnson
                                      -----------------------
                                         Stephen M. Johnson
                                 President and Chief Operating Officer


Date:  April 17, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated as of ___________:


Name                          Capacity                         Date
- ----                          --------                         ----



/s/  Steven S. Elbaum          Director                        April 17, 1995
- ---------------------
Steven S. Elbaum



/s/  Gene E. Lewis             Director                        April 17, 1995
- ------------------
Gene E. Lewis



/s/  Stephen M. Johnson        President and                   April 17, 1995
- -----------------------        Chief Operating Officer
Stephen M. Johnson             (Principal Executive Officer)




/s/  Frances Stephen           Vice President and Controller   April 17, 1995
- --------------------
Frances Stephen

                             EXHIBITS TO FORM 10-K

                                 ADIENCE, INC.

                                 ADIENCE, INC.
               FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1994

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


Exhibit No.                      Description
- -----------                      -----------

  2.1 Plan of Reorganization, as Further Modified, dated May 4, 1993 filed as Exhibit 2.1 to Registration Statement on Form S-1 No. 33-72024 (the Registration Statement) and incorporated herein by reference.

  2.2         Amended and Restated Stock Purchase Agreement, dated as of
              October 11, 1994, between The Alpine Group, Inc. and certain stockholders of Adience, Inc. as listed therein, as amended, filed as Exhibit 2.1 to the Current Report on Form 8-K, dated December 21, 1994, of Adience, Inc. and incorporated herein by reference.

  3.1         Restated Certificate of Incorporation of Adience, Inc. filed as
              Exhibit 3.1 to the Registration Statement and incorporated herein by reference.

  3.2 By-laws of Adience, Inc., filed as Exhibit 3.2 to the Registration Statement incorporated herein by reference.

  4.1 Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement incorporated herein by reference.

  4.2 Indenture, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, filed as Exhibit 4.2 to the Registration Statement incorporated by reference.

  4.3 Specimen Form of Senior Secured Note, filed as Exhibit 4.3 to the Registration Statement incorporated herein by reference.

 10.1         Accounts Financing Agreement [Security Agreement], dated
              June 30, 1993, between Congress Financial Corporation and Adience, Inc. filed as Exhibit 10.1 to the Registration Statement incorporated herein by reference.

 10.2 Covenant Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.2 to the Registration Statement incorporated herein by reference.

 10.3 Restatement and Acknowledgment, dated June 30, 1993, among Adience, Inc., Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.3 to the Registration Statement incorporated herein by reference.

 10.4 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as
              Exhibit 10.4 to the Registration Statement incorporated herein by reference.

 10.5 Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1003, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit
              10.5 to the Registration Statement incorporated herein by reference.

 10.6 Amendment to Trademark Collateral Assignment and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.6 to the Registration Statement incorporated herein by reference.

 10.7 Amendment to Patent Collateral Assignment and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.7 to the Registration Statement incorporated herein by reference.

 10.8 Pledge and Security Agreement, dated June 30, 1993, between Adience, Inc. and Congress Financial Corporation, filed as Exhibit
              10.8 to the Registration Statement incorporated herein by reference.

 10.9 Guarantee and Waiver, dated June 30, 1993, by Information Display Technology, Inc. to Congress Financial Corporation, filed as
              Exhibit 10.9 to the Registration Statement incorporated by reference.

 10.10        Accounts Financing Agreement [Security Agreement], dated
              June 30, 1993, between Congress Financial Corporation and Information Display Technology, Inc., filed as Exhibit 10.9 to the Registration Statement incorporated herein by reference.

 10.11 Covenant Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as
              Exhibit 10.11 to the Registration Statement incorporated herein by reference.

 10.12 Restatement and Acknowledgment, dated June 30, 1993, among Information Display Technology, Inc., Adience, Inc. and Congress Financial Corporation, filed as Exhibit 10.12 to the Registration Statement incorporated herein by reference.

 10.13 Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.13 to the Registration Statement incorporated herein by reference.

 10.14 Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as Exhibit 10.14 to the Registration Statement incorporated herein by reference.

 10.15 Amendment to Trademark Collateral Assignment and Security Agreement, dated June 30, 1993, between Information Display Technology, Inc. and Congress Financial Corporation, filed as
              Exhibit 10.15 to the Registration Statement incorporated herein by reference.

 10.16 Guarantee and Waiver, dated June 30, 1993, by Adience, Inc. to Congress Financial Corporation, filed as Exhibit 10.16 to the Registration Statement incorporated herein by reference.

 10.17 Amendment to Open-End Mortgage and Security Agreement, dated as of June 30, 1993, between Congress Financial Corporation and Adience, Inc., filed as Exhibit 10.17 to the Registration Statement incorporated herein by reference.

 10.18 Security Agreement, dated June 30, 1993, between Congress Financial Corporation and Adience Canada, Inc., filed as Exhibit
              10.18 to the Registration Statement incorporated herein by reference.

 10.19 Guarantee, dated June 30, 1993, by Adience Canada, Inc. to Congress Financial Corporation, filed as Exhibit 10.19 to the Registration Statement incorporated herein by reference.

 10.20 Security Agreement, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as
              Exhibit 10.20 to the Registration Statement incorporated herein by reference.

 10.21        Trademark Collateral Assignment and Security Agreement, dated
              June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.21 to the Registration Statement incorporated herein by reference.

 10.22        Patent Collateral Assignment and Security Agreement, dated
              June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.22 to the Registration Statement incorporated herein by reference.

 10.23 Pledge and Security Agreement, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroder Bank & Trust Company, as trustee, filed as Exhibit 10.23 to the Registration Statement incorporated herein by reference.

 10.24 Employment Agreement, dated as of February 25, 1992, between Willard M. Bellows and Adience, Inc., filed as Exhibit 10.24 to the Registration Statement incorporated herein by reference.

 10.25 Employment Agreement, dated as of February 25, 1992, between Stephen M. Grimshaw and Adience, Inc., filed as Exhibit 10.25 to the Registration Statement incorporated herein by reference.

 10.26 Employment Agreement, dated as of February 25, 1992, between Charles C. Torie and Adience, Inc., filed as Exhibit 10.26 to the Registration Statement incorporated herein by reference.

 10.27 Profit Sharing Plan of Adience, Inc., filed as Exhibit 10.27 to the Registration Statement incorporated herein by reference.

 10.28        Employees Stock Ownership Plan of Adience, Inc., filed as
              Exhibit 10.28 to the Registration Statement incorporated herein by reference.

 28.1 Part I of the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 of Information Display Technology, Inc.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                ADIENCE, INC.
                            (THOUSANDS OF DOLLARS)


- ------------------------------------------------------------------------------------------------------
COL. A                                           COL. B        COL. C         COL. D        COL. E
- ------------------------------------------------------------------------------------------------------
                                                               Additions
                                                Balance at     Charged to                   Balance
                                                Beginning      Costs and     Deductions     at End of
Description                                     of Period      Expenses      Describe        Period
- ------------------------------------------------------------------------------------------------------


Year ended December 31, 1994
   Deducted from asset accounts:
   Allowance for doubtful accounts            $   1,015      $    301      $     481 (1)        835
   Inventory obsolescence reserve                   524            --            524 (2)          0
                                              ---------      --------      ---------      ---------
                 TOTALS                       $   1,539      $    301      $   1,005      $     835
                                              =========      ========      =========      =========




Post-emergence:
Six months ended December 31, 1993
   Deducted from asset accounts:
   Allowance for doubtful accounts            $   1,668      $    291      $     944 (1)      1,015
   Inventory obsolescence reserve                   407           117             --            524
                                              ---------      --------      ---------      ---------
                 TOTALS                       $   2,075      $    408      $     944      $   1,539
                                              =========      ========      =========      =========




Pre-emergence:
Six months ended June 30, 1993
   Deducted from asset accounts:
   Allowance for doubtful accounts            $   1,261      $    407      $     --       $   1,668
   Inventory obsolescence reserve                   407            --            --             407
                                              ---------      --------      ---------      ---------
                 TOTALS                       $   1,668      $    407      $     --       $   2,075
                                              =========      ========      =========      =========




Year ended December 31, 1992
   Deducted from asset accounts:
   Allowance for doubtful accounts            $   1,792      $  1,880      $   2,411 (1)  $   1,261
   Inventory obsolescence reserve                   300           107             --            407
                                              ---------      --------      ---------      ---------
                 TOTALS                       $   2,092      $  1,987      $   2,411      $   1,668
                                              =========      ========      =========      =========



(1) Uncollectible accounts written off, net of recoveries.
(2) Inventory balances written off.