Form 10-K/A
period 1994-12-31
ADIENCE INC
filed 1995-05-17
CIK 846972

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A


(Mark one)

 [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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


                                         ADIENCE, INC.

                                     By: /s/  Stephen M. Johnson
                                         -------------------------------------
                                         Stephen M. Johnson
                                         President and Chief Operating Officer


Date:  May 15, 1995

    	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated as of March 29, 1995:


Name                            Capacity                          Date



/s/  Steven S. Elbaum           Director                          May 15, 1995
- - - - ------------------------
Steven S. Elbaum



/s/  Gene E. Lewis              Director                          May 15, 1995
- - - - ------------------------
Gene E. Lewis



/s/  Stephen M. Johnson         President and                     May 15, 1995
- - - - ------------------------        Chief Operating Officer
Stephen M. Johnson              (Principal Executive Officer)



/s/  Frances Stephen            Vice President and Controller     May 15, 1995
- - - - ------------------------
Frances Stephen